Form 10QSB
period 1999-08-31
L O M MEDICAL INTERNATIONAL INC
filed 2000-02-22
CIK 1065502

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(MARK ONE)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 1999

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____________ TO ______________

COMMISSION FILE NUMBER:

                       L.O.M. MEDICAL INTERNATIONAL, INC.
        (Exact name of small business issuer as specified in its charter)

DELAWARE                                                             98-0178784
(State or other jurisdiction  (Primary Standard Industrial     (I.R.S. Employer
of incorporation or            Classification Code Number)   Identification No.)
organization)

580-885 Dunsmuir Street, Vancouver, British Columbia, Canada             V6C 1N8
(Address of principal executive offices)                              (Zip Code)

                                 (604) 602-9400
                (Issuer's Telephone Number, including Area Code)

                              Thomas E. Stepp, Jr.
                              Stepp & Beauchamp LLP
                           1301 Dove Street, Suite 460
                         Newport Beach, California 92660
                             Telephone: 949.660.9700
                             Facsimile: 949.660.9010
            (Name, Address and Telephone Number of Agent for Service)

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check  whether  the issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

[X] Yes [ ] No

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date. As of August 31, 1999, there were 5,538,849 shares of the issuer's $.001 par value common stock issued and outstanding.

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

L.O.M. MEDICAL INTERNATIONAL INC.
(A Development Stage Enterprise)

Consolidated Balance Sheet
$ United States

For the three months ended August 31, 1999 and 1998

================================================================================
                                                            1999         1998

--------------------------------------------------------------------------------

Assets

Current assets
   Cash                                               $   343,546   $   447,063
   Accounts receivable                                     32,765        11,446
   Inventory                                                  100          --
   Prepaid expenses                                         3,352        11,885
--------------------------------------------------------------------------------
                                                          379,763       470,394

Product rights and patent costs (note 3)                   15,630       403,336

Capital assets (note 4)                                    46,799        45,632
--------------------------------------------------------------------------------
                                                      $   442,192   $   919,362
--------------------------------------------------------------------------------
Liabilities and Stockholders' Equity

Current liabilities
   Accounts payable and accrued liabilities           $    38,723   $    17,564

Redeemable preferred shares (note 5)                      301,727       309,677

Minority interest                                          (5,536)       (5,536)

Stockholders' equity
   Capital stock (note 6)                                   5,565         5,487
   Additional paid in capital                           1,324,650     1,085,167
   Deficit accumulated during the development stage    (1,246,263)     (499,285)
   Accumulated other comprehensive income                  23,326         6,288
--------------------------------------------------------------------------------
                                                          107,278       660,079
--------------------------------------------------------------------------------
                                                      $   442,192   $   919,362
================================================================================

See accompanying notes to financial statements

On behalf of the Board:

_____________________  Director

_____________________  Director

L.O.M. MEDICAL INTERNATIONAL INC.
(A Development Stage Enterprise)

Consolidated Statement of Loss
$ United States

For the three months ended August 31, 1999 and 1998

================================================================================
                                   From Inception
                                  (March 17, 1997)      1999          1998
                                 to August 31, 1999
--------------------------------------------------------------------------------

Expenses
   Advertising                     $     8,225    $      --      $       874
   Amortization                         25,573          4,042            968
   Automotive                           29,297          2,786          2,662
   Consulting fees                      28,967          8,078           --
   Design plans                         10,911           --            2,728
   Director's fees                      15,424           --            2,130
   Foreign exchange (gain) loss         (1,633)           829         (2,162)
   Insurance                             1,981           --              401
   Interest and bank charges             2,766            795            234
   Legal and accounting                 98,718         16,739          9,851
   Licences, fees and dues                 865           --               73
   Management fees                     248,917         34,404         35,965
   Office and administration           106,662         15,446          6,867
   Product development                   1,582           --              396
   Promotion and entertainment          10,605            453          1,472
   Rent                                 74,554         10,265          7,635
   Repairs and maintenance               2,150           --              493
   Telephone and utilities              25,844          2,633          2,376
   Travel                               15,600            647          2,540
   Video production                     17,488           --            1,893
--------------------------------------------------------------------------------
                                       724,496         97,117         77,396
--------------------------------------------------------------------------------
Loss from operations                  (724,496)       (97,117)       (77,396)

Other income
   Interest income                      40,831          2,884          4,086
--------------------------------------------------------------------------------
                                      (683,665)       (94,233)       (73,310)

Write down of inventory (note 8)        55,734           --             --

Write down of product rights and
  patent costs (note 3)                374,128           --             --
--------------------------------------------------------------------------------
Net loss                           $(1,113,527)   $   (94,233)   $   (73,310)
--------------------------------------------------------------------------------
Loss per share                                    $     (0.02)   $     (0.01)
================================================================================

See accompanying notes to financial statements

L.O.M. MEDICAL INTERNATIONAL INC.
(A Development Stage Enterprise)

Consolidated Statement of Cash Flows
$ United States

For the three months ended August 31, 1999 and 1998

======================================================================================
                                             From Inception
                                            (March 17, 1997)        1999        1998
                                           to August 31, 1999
--------------------------------------------------------------------------------------
Operating activities
  Net loss                                    $(1,113,527)       $(94,233)  $ (73,310)

  Items not involving cash
   Amortization                                    25,573           4,042         968
   Write down of inventory                         55,734              --          --
   Write down of product rights                   374,128              --          --

  Changes in non-cash working capital
   Accounts receivable                             49,235          (6,323)         --
   Prepaid expenses                                (3,352)              1          --
   Accounts payable and accrued liabilities        12,499           2,319      (3,740)
   Inventory purchases                            (55,834)             --          --
--------------------------------------------------------------------------------------
                                                 (655,544)        (94,194)    (76,082)

Financing
   Issuance of capital stock                      725,215          90,956      10,888
   Issuance of redeemable preferred shares
     of subsidiary                                309,677              --          --
--------------------------------------------------------------------------------------
                                                1,034,892          90,956      10,888

Investing
   Acquisition of capital assets                  (53,649)            138      35,940
   Acquisition of product rights and patents     (381,336)             --          --
   Acquisition of shares                          374,952              --          --
--------------------------------------------------------------------------------------
                                                  (60,033)            138      35,940

Other comprehensive income                         24,231              --
--------------------------------------------------------------------------------------
Increase (decrease) in cash                       343,546          (3,100)   (101,134)

Cash, beginning of period                              --         346,646     548,197

--------------------------------------------------------------------------------------
Cash, end of year                             $   343,546        $343,546   $ 447,063
======================================================================================

See accompanying notes to financial statements

L.O.M. MEDICAL INTERNATIONAL INC.
(A Development Stage Enterprise)

Consolidated Statement of Stockholders' Equity and Comprehensive Income $ United States

For the three months ended August 31, 1999 and 1998

==================================================================================================================
                                                                            Deficit
                                     Capital Stock                      Accumulated     Accumulated
                                 --------------------      Additional    During the           Other          Total
                                   Number                     Paid in   Development   Comprehensive  Stockholders'
                                 of Shares      Amount        Capital         Stage          Income         Equity
------------------------------------------------------------------------------------------------------------------
Common shares issued
  net of share issue costs       5,538,849   $     5,538   $ 1,233,721   $ 1,152,030    $    23,326   $   110,555

Common shares issued
  net of shares issue costs             --            --            --            --             --            --

Share subscriptions received
  for 27,986 shares at $3.25
  per share                             --            27        90,929            --             --        90,956

Foreign currency translation            --            --            --            --             --            --

Net loss                                --            --            --       (94,233)            --       (94,233)

------------------------------------------------------------------------------------------------------------------
Balance, August 31, 1999         5,538,849   $     5,565   $ 1,324,650   $(1,246,263)   $    23,326   $   107,278
==================================================================================================================

L.O.M. MEDICAL INTERNATIONAL INC.
(A Development Stage Enterprise)

Notes to Consolidated Financial Statements
$ United States

For the three months ended August 31, 1999 and 1998

--------------------------------------------------------------------------------

L.O.M. Medical International Inc. was incorporated on March 17, 1997 under the General Corporation Laws of Delaware. It conducts research and development on new products in the medical field and has filed a patent application on a retractable syringe. Operations effectively commenced on June 1, 1997.

1. Significant accounting policies:

a)   Going concern

     These financial statements have been prepared on the going concern basis, which assumes the realization of assets and liquidation of liabilities in the normal course of business. As shown in the consolidated financial statements, to date, the Company has accumulated a deficit since inception of $1,152,030. This factor, among others raises substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern is dependent on its ability to generate future profitable operations and receive continued financial support from its stockholders and other investors.

b)   Translation of financial statements

     The Company's subsidiary, L.O.M. Laboratories Inc. operates in Canada and its operations are conducted in Canadian currency.

The method of translation applied is as follows:

     i) Assets and liabilities are translated at the rate of exchange in effect at the balance sheet date, being US $1.00 per Cdn $1.48

     ii) Revenues and expenses are translated at the exchange rate in effect at the transaction date.

     iii) The net adjustment arising from the translation is included in accumulated other comprehensive income.

c)   Basis of presentation and consolidation

     The consolidated financial statements include the accounts of the Company and its 96% owned subsidiary, L.O.M. Laboratories Inc.

d)   Product rights and patent costs

     Product rights and patent costs relate to amounts paid to acquire the rights to produce and distribute products as well as the costs associated with patent applications. These costs are being amortized on a straight-line basis over five years. Management periodically reviews the carrying values of the product rights and patent costs and based upon several factors, including the current assessment of the viability of the product, determines whether the carrying value exceeds the net realizable value for such costs. If it is determined that the carrying value cannot be supported, the related costs are changed against operations in the year of determination of the impairment in value.

L.O.M. MEDICAL INTERNATIONAL INC.
(A Development Stage Enterprise)

Notes to Consolidated Financial Statements, page 3
$ United States

For the three months ended August 31, 1999 and 1998

--------------------------------------------------------------------------------

1. Significant accounting policies (continued):

   e) Capital assets

      Capital assets are recorded at cost. Amortization is provided using the following methods and annual rates which are intended to amortize the cost of the assets over their estimated useful life:

--------------------------------------------------------------------------------
      Asset                                            Method          Rate
--------------------------------------------------------------------------------

      Leasehold improvements                    Straight-line           20%
      Computer software                         Straight-line          100%
      Equipment                             Declining balance           30%
      Furniture and fixtures                Declining balance           20%
--------------------------------------------------------------------------------

f)   Management estimates

     The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

g)   Financial instruments

     The fair values of the Company's cash, accounts receivable and accounts payable and accrued liabilities approximate their carrying values due to the relatively short periods to maturity of the instruments. It is not possible to arrive at a fair value for redeemable preferred shares as a maturity date is not determinable. The maximum credit risk exposure for all financial assets is the carrying amount of those assets.

h)   Loss per share

     Loss per share has been calculated using the weighted average number of common shares outstanding during the period.

     i)   Accounting standards change

     In June 1998, the Financial Accounting Standards Board issued SFAS no. 133, "Accounting for Derivative Instruments and Hedging Activities." Adoption of this statement is not expected to have a significant impact on the Company's results of operations or financial position.

L.O.M. MEDICAL INTERNATIONAL INC.
(A Development Stage Enterprise)

Notes to Consolidated Financial Statements, page 4
$ United States

For the three months ended August 31, 1999 and 1998

--------------------------------------------------------------------------------

2.   Business combination:

     Effective June 1, 1997, the Company acquired 96% of the outstanding Class A common voting shares of L.O.M. Laboratories Inc. Prior to and immediately after the acquisition, L.O.M. Laboratories Inc. was controlled by a related party, the president and controlling shareholder of the Company. Accordingly, this transaction has been measured at the carrying amount of the assets and liabilities of L.O.M. Laboratories Inc. with the difference between the carrying amount and the exchange amount reflected as a charge to equity. Details of the acquisition are as follows:

================================================================================

   Net assets (liabilities) acquired at carrying amounts
     Cash                                                         $ 375,000
     Non-cash current assets                                         82,000
     Product rights and patent costs                                 22,000
     Capital assets                                                  14,000
     Current liabilities                                            (26,224)
     Share subscriptions                                           (605,000)
     Minority interest                                                5,536
--------------------------------------------------------------------------------
                                                                  (132,688)
     Excess of consideration given over carrying amount
       of net assets acquired                                       132,736
--------------------------------------------------------------------------------
   Consideration given:
     Cash                                                         $      48
================================================================================

3. Product rights and patent costs:

================================================================================
                                                          1999

--------------------------------------------------------------------------------
   Product rights                                    $      68
   Patent costs                                         15,562
--------------------------------------------------------------------------------
                                                     $  15,562
================================================================================

     Product rights represent certain rights to manufacture and market a contact
     lens  inserter  and  storage  system  ("Lens-o-matic")   developed  by  the
     president of the Company.

     At the time of the acquisition of the product rights from the president of the Company, the value attributed to the product rights, $380,885, was agreed to by the Company's Board of Directors. During the year ended May 31, 1999, the investment was written down to a nominal amount, due to its speculative nature.

     Patent costs relate to the costs incurred for patent application for a retractable syringe developed by the Company.

L.O.M. MEDICAL INTERNATIONAL INC.
(A Development Stage Enterprise)

Notes to Consolidated Financial Statements, page 5
$ United States

For the three months ended August 31, 1999 and 1998

--------------------------------------------------------------------------------

4.   Capital assets:

================================================================================
                                                         1999

--------------------------------------------------------------------------------
                                     Accumulated     Net book
                             Cost amortization value
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
   Leasehold improvements          27,919          6,980         20,939
   Computer software                  520            424             96
   Equipment                       20,948         10,934         10,014
   Furniture and fixtures          20,746          4,996         15,750
--------------------------------------------------------------------------------
                                  $70,133        $23,334        $46,799
================================================================================

5.   Redeemable preferred shares:

     The Company's subsidiary has redeemable preferred shares outstanding as follows:

================================================================================
                                                         1999          1998
--------------------------------------------------------------------------------

Issued:

     4,000  Class C  preferred  shares with a
     par  value  of $100  Cdn  redeemable  at
     $110.16  Cdn per share at the  option of
     the holder.  Each share is entitled to a
     fixed  non-cumulative  dividend  at  the
     rate  of 9% per  annum  payable  at such
     times as determined by the Directors.             301,727       309,677

================================================================================

L.O.M. MEDICAL INTERNATIONAL INC.
(A Development Stage Enterprise)

Notes to Consolidated Financial Statements, page 6
$ United States

For the three months ended August 31, 1999 and 1998

--------------------------------------------------------------------------------

6.   Capital stock:

     a)   Authorized:

          50,000,000 Common shares with a par value of $.001 each 5,000,000 Preferred shares with a par value of $.001 each

     b)   Share subscriptions:

          Subsequent to August 31, 1999, the Company issued 27,986 common shares at $3.25 per share for net proceeds of $90,945 which were received prior to August 31, 1999.

     c)   Stock option plan:

          1,000,000 common shares of the Company are reserved for issuance upon exercise of stock options. As at May 31, 1999, no stock options have been granted.

7.   Related party transactions:

     During the year the Company entered into the following transactions with related parties:

--------------------------------------------------------------------------------
                                                                       1999
--------------------------------------------------------------------------------

     Legal and accounting  fees paid to a director                  $   464
     Management  fees paid to president                              34,404
     Office and administration fees paid to president's spouse        9,000
     Office and administration fees paid to an individual
       related to the president                                      17,557
     Rent paid to a company controlled by the president               4,605

--------------------------------------------------------------------------------

     These transactions are in the normal course of operations and are measured at the exchange amount of consideration established and agreed to by the related parties.

L.O.M. MEDICAL INTERNATIONAL INC.
(A Development Stage Enterprise)

Notes to Consolidated Financial Statements, page 7
$ United States

For the three months ended August 31, 1999 and 1998

--------------------------------------------------------------------------------

8.   Commitments:

     The Company is obligated to make future lease payments for it's offices as follows:

      2000                                         $  36,913
      2001                                         $  19,453
      2002                                         $  19,453
      2003                                         $  19,453
      2004                                         $  19,453

9.   Uncertainty due to the Year 2000 Issue:

     The Year 2000 Issue arises because many computerized systems use two digits rather than four to identify a year. Date-sensitive systems may recognize the year 2000 as 1900 or some other date, resulting in errors when information using Year 2000 dates is processed. In addition, similar problems may arise in some systems which use certain dates in 1999 to represent something other than a date. The effects of the Year 2000 Issue may be experienced before, on, or after January 1, 2000, and, if not addressed, the impact on operations and financial reporting may range from minor errors to significant systems failure which could affect an entity's ability to conduct normal business operations. It is not possible to be certain that all aspects of the Year 2000 Issue affecting the entity, including those related to the efforts of customers, suppliers, or other third parties, will be fully resolved.


Item 2. Management's Discussion and Analysis or Plan of Operation

Development of the Registrant. L.O.M. Medical International Inc., a Delaware corporation ("Company"), was incorporated in the State of Delaware on March 17, 1997. The executive offices of Registrant are located at #580-885 Dunsmuir Street, Vancouver, British Columbia, Canada V6C 1N8. Registrant's telephone number is 604.602.9400.

As a point of clarification, as used in this Registration Statement, the word "Dollars" and the symbol "$" means and refers to the currency of the United States of America, unless otherwise stated. As used in this Registration
Statement, the term "CDN$" means and refers to the currency of Canada, in Canadian dollars.

Registrant was originally incorporated for the purpose of researching and developing health care products. The goal of Registrant is to become an innovator and provider of a retractable syringe ("Syringe") and related products and technologies to the health care market. Registrant also hopes to successfully market and distribute its line of eye care products. Registrant has successfully patented and licensed products in twenty-four other countries including the United States and Canada. Registrant envisions that it will be able to develop new and improved products and provide the health care industry with better, safer products throughout the world.

The Syringe. Registrant anticipates that the Syringe will change standard disposal methods for used syringes. In this regard, Registrant has developed a product designed to function as a standard hypodermic syringe with one difference: it is safer and less perilous to the caregiver or health care worker. Registrant believes that the Syringe's unique design will allow health care providers to avoid direct contact with used needles. The Syringe is covered by United States Patent No. 5,868,713 dated February 9, 1999, and international patents have been filed in 24 different countries.

Once the needle is injected, the user simply has to press the plunger top gently with his or her thumb to automatically retract the needle into its own sealed chamber. The needle is now hidden where it remains locked in place and cannot be used again. The Syringe does not require a health care worker to use both hands to retract the needle after it has been used and withdrawn from the patient. The Syringe will be produced in standard industry sizes from 1CC to 20 CC, inclusive. Registrant anticipates that the products and technologies developed by Registrant will be offered to distributors on a worldwide basis, with an initial emphasis in Canada and the United States.

Registrant anticipates that it will be testing the Syringe in conjunction with teaching universities in Canada, Britain, and other constituents of the United Kingdom. Registrant has also developed ancillary components to be used in medical emergency situations and which can also be used by hospital medical staff and paramedics.

The Lens-O-Matic. Registrant has invented and developed an insertion and storage device for contact lenses (the "Lens-O-Matic") which is an ideal medical method of handling and inserting contact lenses. Registrant has developed the following components and solutions that will be used together with the Lens-O-Matic insertion and storage system: (1) a medical inserter that will remove contact lenses in a medical emergency situation for use by hospital medical staff and paramedics; (2) disposable and replacement inserter ends; (3) additional storage cups and caps; and (4) all soaking and disinfecting solutions that are to be used with the Lens-O-Matic inserter.

The Lens-O-Matic is designed so that the practitioner will no longer have direct hand or finger contact with the contact lens when fitting the patient. Registrant believes that the design of the Lens-O-Matic will reduce the risk of contamination and infection to the patient. Registrant has developed a liquid cleaner for the Lens-O-Matic that quickly cleans contact lenses. Registrant has obtained Food and Drug Administration Approval ("FDA") for the Lens-O-Matic product. Registrant has also completed market testing and believes that the Lens-O-Matic was well received at the A.O.A. convention in Montreal, Canada, where approximately 30,000 units were distributed to opticians, optometrists and pharmacies. Registrant has also completed the formulation of its contact lens solutions and copyrights covering these products have been registered. Registrant has also completed the design and labeling of the Lens-O-Matic package. Registrant believes that its eye-care products are ready for marketing and distribution.

The target markets for the distribution for the Lens-O-Matic product include, but are not necessarily limited to, (i) hospitals and clinics, including
Shippert Medical of Englewood, Colorado ("Shippert"), Cross Mark Sales & Marketing of Plano, Texas; and (ii) optometrists and opticians including, Health Care Insights of Edison, New Jersey.

The Syringe. Registrant anticipates that it will obtain the necessary plastic for the injection molds used to manufacture the Syringe from various domestic and international suppliers. Initially, Tessey Plastics of Elbridge, New York will be manufacturing the Syringe on a contract basis. The engineering for the molds and dyes are near completion. Registrant also contemplates that it will be able to readily obtain the necessary packaging for the Syringe. Registrant does not believe that its sales will be affected by seasonal factors. Registrant believes that prototypes of the Syringe will be ready for testing in March, 2000. Registrant believes that it will complete testing in Canada and gain the necessary regulatory approvals in or around June, 2000. Registrant believes it will complete the necessary United States testing as well as secure the required United States regulatory approval in or around September, 2000.

As previously discussed, Registrant hopes to eventually establish a production facility in Spokane, Washington. It is anticipated that the facility will initially produce approximately 2,500,000 units of the Syringe per month with the capacity to meet increased market demands. Registrant believes that it will deliver its products to the North American markets by courier. All supply and distribution agreements will be negotiated by Health Care Insights.

Once testing of the Syringe is completed, and assuming FDA approval is received, Registrant hopes to manufacture, or cause to be manufactured, a specified number of units of the Syringe, which will be provided, at no charge, to a target group of physicians for testing. Registrant plans to provide units to various individuals who are to form part of the testing group. These individuals will be asked to try the Syringe and report their findings. Registrant will then utilize professionals such as doctors and related health care professionals who approve, recommend and endorse Registrant's products, including the Syringe. Thereafter, Registrant anticipates that the Syringe will be supplied to large national distributors within specific regions all over the world. Registrant anticipates that the distributors will thereafter market the Syringe to pharmacy and medical supply companies. Registrant's overall operating plan is to act as a manufacturer, selling directly and only to distributors and retail chains. Registrant hopes that the product will gain acceptance in the medical community and that Registrant's skill in positioning and merchandising the products and technology of Registrant will enable it to acquire a commercially reasonable portion of the market.

Lens-O-Matic. Registrant anticipates that its eye care products will be sold both by retail stores and as a kit distributed by the medical profession. Registrant expects that its eye care products will be sold through pharmacies, wholesale drug distributors and chain stores and that such products will be sold to Optometrists and Ophthalmologists directly by Registrant's sales representatives. Registrant has recently secured FDA approval for the manufacturing and distribution of a first product run of its eye-care products. We have developed our own dyes and injection molds for our Lens-O-Matic and related products. We have paid for all of the dyes and molds and currently own them. The first product run of our eye care products includes the utilization of our production dyes at full capacity, the production of a marketable product which exceeds FDA standards for medical devices. We manufacture the necessary components for the Lens-O-Matic and related products in Saskatchewan, Canada. Registrant is currently negotiating with Shippert Medical Technologies of Englewood, Colorado ("Shippert") pursuant to which Registrant anticipates that Shippert will distribute Registrant's product line in the United States. Registrant anticipates that the marketing of its eye-care products will begin in early 2000.

Registrant plans to focus its initial marketing efforts in Canada and the United States. Registrant hopes to eventually expand its product marketing and sales into Europe, South America, Central America, Mexico and Asia. Registrant plans to market its products by advertising in catalogs and medical journals, by distributing brochures (both written and video), by direct mail and by posters. Follow-up calls will be made to promising prospects. This approach will be Registrant's primary marketing method. It is expected that Registrant's personnel will attend various trade shows and medical conventions in order to introduce the Syringe with the hope of gaining endorsements and approvals. There can be no assurance that Registrant would be able to establish successfully other methods of marketing and sales of its products should it become necessary or desirable in the future. A significant portion of Registrant's sales may be made through independent distributors over which Registrant has no control and who also will represent products of other companies. Registrant recognizes that in order to increase market awareness and the marketing potential of its products, it must hire adequate personnel and institute effective advertising in the most cost effective way.

Registrant is not currently producing commercial quantities of its products nor is it currently supplying any services to any third parties. No assurance can be given that Registrant, on a timely basis, will be able to make the transition from manufacturing testing quantities of the Syringe to commercial production quantities successfully or be able to arrange for contract manufacturing. Registrant has produced testing quantities amounting to 33,000 units of its eye care products. Registrant's current production capacity does allow for the production of commercial quantities of its eye care products, with its present dyes allowing for the production of 75,000 units per month. Registrant believes that this can be increased to 150,000 units by running additional shifts. Registrant has a second set of dyes designed that will have a 300,000 unit capacity which would allow the production for a total of 450,000 units of its eye care products per month. Registrant does anticipate that it will be able to manufacture its products for initial commercialization.

Registrant anticipates that it will contract out the first two years of production of the Syringe. At the end of the second year of production, Registrant anticipates it will engage in significant discussions regarding the potential for the construction of its own production facility. Registrant recognizes that the construction of its own production facility will be contingent upon its having reached its sales and profit projections. Registrant anticipates that it will present this issue for vote by its Board of Directors and shareholders. In this regard, Registrant anticipates that it will locate its production facilities in North America, specifically, the state of Washington, due to its strategic location for penetration into the United States and Canadian markets.

As previously discussed, Registrant's eye care products are currently produced in Canada. Registrant owns all of the necessary injection molds. Registrant contracts out for the production of components needed for the assembly and packaging of its eye care products. The actual assembly and packaging are done by Registrant's own work force. All other products of Registrant, those either currently in production or the subject of future production will be produced on a contract basis through plants that are FDA approved for production of medical products.

Registrant is currently negotiating with the Irish Development Board in Ireland ("Development Board"). Representatives from the Development Board have met with Registrant's Board of Directors on 3 different occasions and have offered to assist Registrant in establishing a production facility in Ireland. Registrant has already sent representatives to Ireland to discuss the production of the Syringe as well as strategic alliances for market distribution of all Registrant's products. Registrant's plans to construct a production facility are merely preliminary. As such, Registrant has not reached an estimation of the capital resources necessary to fund such a project nor has Registrant determined how long such a project would take to complete. Registrant anticipates that at the end of the projected two-year period, Registrant will have a sufficient revenue stream to finance, at least partially, the construction of the proposed production facilities. However, there can be no assurance that Registrant will have the necessary funds at the end of the two-year period to construct its proposed production facilities. Should Registrant not have the necessary funds, Registrant anticipates it will continue to cause its products to be produced on a contract basis.

Currently, Registrant does have the necessary production facilities to produce its line of eye care products on a commercial basis. Registrant has FDA approval to market its line of eye care products in the United States. Also, as previously discussed, Registrant has the necessary Canadian approval to market its eye-care products in Canada. Shippert Medical will be marketing Registrant's eye care products in the United States as well as in Canada. Registrant has entered into a marketing and distribution contract with Shippert Medical. The contract has an initial two-year term with a two-year renewal option.

Business of Registrant's Subsidiary. On or about June 1, 1997, Registrant agreed to purchase 4,800 of the 5,000 total issued and outstanding shares of L.O.M. Laboratories Inc.'s ("L.O.M. Laboratories") Class "A" common shares. Registrant agreed to pay US$1.00 per share. This represents a 96% interest in L.O.M. Laboratories. L.O.M. Laboratories owned the rights to the Lens-O-Matic system until January 1, 1998, when Registrant purchased those rights for US$380,885. The primary business purpose of the subsidiary is to develop and market new products through Registrant.

Liquidity. The Registrant had cash resources of US$447,063.00 at August 31, 1998. At August 31, 1999, the Registrant had cash resources of US$343,546.00. At August 31, 1999, the Registrant had total current assets of US$379,763.00 and total current liabilities of US$38,723.00. At August 31, 1999, total current assets exceeded total current liabilities by US$341,040.00. The cash and equivalents constitute the Registrant's present internal sources of liquidity. Because neither the Registrant nor its subsidiary are generating any significant revenues, the Registrant's only external source of liquidity is the sale of its capital stock.

Results of Operations. The Registrant has not yet realized any significant revenue from operations. Loss from operations from March 17, 1997 (inception) to August 31, 1999, was US$1,113,527.00. The net loss for the 3 month period ended August 31, 1998 was US$73,310.00. The net loss for the 3 month period ended August 31, 1999, was US$94,223.00. Such losses were primarily the result of selling, general and administrative expenses, management fees, rent and consulting fees.

The Registrant may require additional cash to implement its business strategies, including cash for (i) payment of increased operating expenses and (ii) further implementation of those business strategies. No assurance can be given, however, that the Registrant will have access to the capital markets in the future, or that financing will be available on acceptable terms to satisfy the cash requirements of the Registrant to implement its business strategies. The inability of the Registrant to access the capital markets or obtain acceptable financing could have a material adverse effect on the results of operations and financial conditions of the Registrant.

The Registrant's forecast of the period of time through which its financial resources will be adequate to support its operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary as a result of a number of factors.

The Registrant anticipates that it will need to raise additional capital within the next 12 months in order to develop, promote, produce and distribute its proposed products. Such additional capital may be raised through additional public or private financings, as well as borrowings and other resources. To the extent that additional capital is raised through the sale of equity or equity-related securities, the issuance of such securities could result in dilution of the Registrant's stockholders. There can be no assurance that additional funding will be available on favorable terms, if at all. If adequate funds are not available within the next 12 months, the Registrant may be required to curtail its operations significantly or to obtain funds through entering into arrangements with collaborative partners or others that may require the Registrant to relinquish rights to certain of its products that the Registrant would not otherwise relinquish.

Registrant, being a developmental stage enterprise, is currently putting technology in place which will, if successful, mitigate the net loss experienced by Registrant. Registrant is reviewing its options to raise substantial equity capital. Management has proceeded as planned in the ongoing development of the Syringe and the Lens-O-Matic. In order to meet its requisite budget, management has held and continues to conduct negotiations with investors. Registrant has also conducted extensive negotiations with various medical companies in an attempt to establish beneficial strategic alliances. Registrant hopes that these negotiations will result in significant investment income for Registrant. To achieve and maintain the competitiveness of its products and to conduct costly and time-consuming research and development, Registrant may be required to raise substantial funds in addition to the funds already raised through the issuance of Registrant's shares. Registrant's forecast for the period of time through which its financial resources will be adequate to support its operations is a forward-looking statement that involves risks and uncertainties, and actual results could fail as a result of a number of factors. Registrant anticipates that it will need to raise additional capital in order to develop, promote, produce and distribute its products. Such additional capital may be raised through additional public or private financings, as well as borrowings and other resources.

There can be no assurance that additional funding will be available under favorable terms, if at all. If adequate funds are not available, Registrant may be required to curtail operations significantly or to obtain funds through entering into arrangements with collaborative partners or others that may require Registrant to relinquish rights to certain products that Registrant would not otherwise relinquish. However, Registrant believes that it is poised to maintain its long-term liquidity. Management of Registrant believes that its plans described above will enable it to meet its obligations for a period of at least twelve (12) months from June 30, 1999. Registrant believes that within a short period of time, it can begin manufacturing and marketing commercial quantities of its eye care products. Coupled with the further issuance of common stock of Registrant, Registrant believes it can significantly improve its long-term liquidity.

The Registrant does not anticipate any material expenditures within the next 12 months. The Registrant does not anticipate any significant research and development within the next 12 months, nor does the Registrant anticipate that it will lease or purchase any significant equipment within the next 12 months. The Registrant does not anticipate a significant change in the number of its employees within the next 12 months.

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: February __, 2000                 L.O.M. Medical International, Inc.


                                    By:  /s/ John Klippenstein
                                         -----------------------------
                                         John Klippenstein

                                   Its:  President