Form 10QSB
period 1999-11-30
L O M MEDICAL INTERNATIONAL INC
filed 2000-02-22
CIK 1065502

U.S. SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                              FORM 10-QSB


(MARK ONE)

     [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 1999

     [_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____________ TO ___________


COMMISSION FILE NUMBER:


                       L.O.M. MEDICAL INTERNATIONAL, INC.
        (Exact name of small business issuer as specified in its charter)


         DELAWARE                                                                       98-0178784
(State or other jurisdiction of      (Primary Standard Industrial          (I.R.S. Employer Identification No.)
 incorporation or organization)       Classification Code Number)


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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date. As of November 30, 1999, there were 5,589,281 shares of the issuer's $.001 par value common stock issued and outstanding.

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements


L.O.M. MEDICAL INTERNATIONAL INC.
(A Development Stage Enterprise)

Consolidated Balance Sheet
$ United States

For the six months ended November 30, 1999 and 1998

-------------------------------------------------------------------------------------------------------
                                                                          1999                     1998

-------------------------------------------------------------------------------------------------------
Assets
Current assets
     Cash                                                          $   329,516              $   440,903
     Accounts receivable                                                23,968                   16,274
     Inventory                                                             100                     --
     Prepaid expenses                                                    3,352                   12,428
-------------------------------------------------------------------------------------------------------
                                                                       356,936                  469,605

Patent costs (note 3)                                                   14,588                  400,445

Capital assets (note 4)                                                 43,730                   40,220

-------------------------------------------------------------------------------------------------------
                                                                   $   415,254              $   910,270
=======================================================================================================

Liabilities and Stockholders' Equity

Current liabilities
     Accounts payable and accrued liabilities                      $    20,016              $    13,770

Redeemable preferred shares (note 5)                                   301,727                  309,677

Minority interest                                                       (5,536)                  (5,536)

Stockholders' equity
     Capital stock (note 6)                                              5,619                    5,508
     Additional paid in capital                                      1,419,961                1,154,635
     Deficit accumulated during the development stage               (1,349,859)                (574,072)
     Accumulated other comprehensive income                             23,326                    6,288
-------------------------------------------------------------------------------------------------------
                                                                        99,047                  592,359

-------------------------------------------------------------------------------------------------------
                                                                   $   415,254              $   910,270
=======================================================================================================

See accompanying notes to financial statements

On behalf of the Board:

_____________________  Director

_____________________  Director

L.O.M. MEDICAL INTERNATIONAL INC.
(A Development Stage Enterprise)

Consolidated Statement of Loss
$ United States

For the six months ended November 30, 1999 and 1998

------------------------------------------------------------------------------------------------------------------------------------
                                                      From Inception
                                                     (March 17, 1997)              1999                    1998
                                                   to November 30, 1999
------------------------------------------------------------------------------------------------------------------------------------
Expenses
     Advertising                                        $     8,230             $         5             $     2,365
     Amortization                                            29,778                   8,247                   8,831
     Automotive                                              34,698                   8,187                   7,933
     Consulting fees                                         41,870                  20,981                  10,445
     Design plans                                            10,911                    --                      --
     Director's fees                                         17,141                   1,717                   3,452
     Foreign exchange (gain) loss                            (4,184)                 (1,721)                  3,094
     Insurance                                                1,981                    --                       188
     Interest and bank charges                                4,260                   2,289                     517
     Legal and accounting                                   110,310                  28,331                  21,288
     Licences, fees and dues                                  1,050                     185                     288
     Management fees                                        259,761                  45,248                  35,327
     Office and administration                              111,785                  20,568                  31,875
     Product development                                      1,582                    --                      --
     Promotion and entertainment                             11,634                   1,482                   2,133
     Rent                                                    82,006                  17,717                  16,876
     Repairs and maintenance                                  2,150                    --                        89
     Salaries                                                31,590                  31,590                    --
     Telephone and utilities                                 29,523                   6,312                   6,853
     Travel                                                  25,203                  10,250                   2,396
     Video production                                        20,417                   2,929                   4,958
------------------------------------------------------------------------------------------------------------------------------------
                                                            831,696                 204,317                 158,903
------------------------------------------------------------------------------------------------------------------------------------
Loss from operations                                       (831,696)               (204,317)               (158,903)

Other income
     Interest income                                         44,435                   6,488                  10,806
------------------------------------------------------------------------------------------------------------------------------------
                                                           (787,261)               (197,829)               (148,097)

Write down of inventory (note 8)                             55,734                      --                      --


Write down of product rights and
  patent costs (note 3)                                     374,128                      --                      --


------------------------------------------------------------------------------------------------------------------------------------
Net loss                                                $(1,217,123)            $  (197,829)            $  (148,907)
====================================================================================================================================


Loss per share                                                                  $     (0.03)            $     (0.03)
====================================================================================================================================

See accompanying notes to financial statements

L.O.M. MEDICAL INTERNATIONAL INC.
(A Development Stage Enterprise)

Consolidated Statement of Cash Flows
$ United States

For the six months ended November 30, 1999 and 1998


===================================================================================================================
                                                      From inception
                                                      (March 17, 1997)
                                                   to November 30, 1999            1999                    1998
-------------------------------------------------------------------------------------------------------------------
Operating activities
   Net loss                                              $(1,217,123)          $  (197,829)          $  (148,097)

   Items not involving cash
     Amortization                                             29,778                 8,247                 8,831
     Write down of inventory                                  55,734                  --                    --
     Write down of product rights                            374,128                  --                    --

   Changes in non-cash working capital
     Accounts receivable                                      58,032                 2,474                (4,828)
     Prepaid expenses                                         (3,352)                    1                  (543)
     Accounts payable and accrued liabilities                 (6,208)              (16,388)               (7,534)
     Inventory purchases                                     (55,834)                 --                    --
-------------------------------------------------------------------------------------------------------------------
                                                            (764,845)             (203,495)             (152,171)

Financing
     Issuance of capital stock                               820,580               186,321                80,377
     Issuance of redeemable preferred shares
       of subsidiary                                         309,677                  --                    --

-------------------------------------------------------------------------------------------------------------------
                                                           1,130,257               186,321                80,377

Investing
     Acquisition of capital assets                           (53,787)                 --                 (38,391)
     Acquisition of product rights and patents              (381,292)                   44                 2,891
     Acquisition of shares                                   374,952                  --
-------------------------------------------------------------------------------------------------------------------
                                                             (60,127)                   44               (35,500)


Other comprehensive income                                    24,231                  --

-------------------------------------------------------------------------------------------------------------------
Increase (decrease) in cash                                  329,516               (17,130)             (107,294)

Cash, beginning of period                                       --                 346,646               548,197


-------------------------------------------------------------------------------------------------------------------
Cash, end of year                                        $   329,516           $   329,516           $   440,903
===================================================================================================================

See accompanying notes to financial statements

L.O.M. MEDICAL INTERNATIONAL INC.
(A Development Stage Enterprise)

Consolidated Statement of Stockholders' Equity and Comprehensive Income $ United States

For the six months ended November 30, 1999 and 1998

------------------------------------------------------------------------------------------------------------------------------------
                                                                                           Deficit
                                                                                         Accumulated     Accumulated
                                                   Capital Stock           Additional     During the        Other          Total
                                               Number                       Paid in      Development    Comprehensive  Stockholders'
                                              of Shares       Amount        Capital         Stage          Income          Equity
------------------------------------------------------------------------------------------------------------------------------------
Common shares issued
  net of share issue costs                    5,538,849    $     5,538    $ 1,233,721    $(1,152,030)    $    23,326    $   110,555

Common shares issued
  net of shares issue costs                      50,432             75        166,096             --              --        166,171

Share subscriptions received
  for 6,200 shares at $3.25
  per share                                          --              6         20,144                             --         20,150

Foreign currency translation                         --             --             --             --              --             --

Net loss                                             --             --             --       (197,829)             --       (197,829)

------------------------------------------------------------------------------------------------------------------------------------
Balance, November 30, 1999                    5,589,281    $     5,619    $ 1,419,961    $(1,349,859)    $    23,326    $    99,047
====================================================================================================================================

L.O.M. MEDICAL INTERNATIONAL INC.
(A Development Stage Enterprise)

Notes to Consolidated Financial Statements
$ United States

For the six months ended November 30, 1999 and 1998
--------------------------------------------------------------------------------

L.O.M. Medical International Inc. was incorporated on March 17, 1997 under the General Corporation Laws of Delaware. It conducts research and development on new products in the medical field and has filed a patent application on a retractable syringe. Operations effectively commenced on June 1, 1997.

1.   Significant accounting policies:

     a)   Going concern

     These financial statements have been prepared on the going concern basis, which assumes the realization of assets and liquidation of liabilities in the normal course of business. As shown in the consolidated financial statements, to date, the Company has accumulated a deficit since inception of $1,217,123. This factor, among others raises substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern is dependent on its ability to generate future profitable operations and receive continued financial support from its stockholders and other investors.

     b)   Translation of financial statements

     The Company's subsidiary, L.O.M. Laboratories Inc. operates in Canada and its operations are conducted in Canadian currency.

     The method of translation applied is as follows:

          i) Assets and liabilities are translated at the rate of exchange in effect at the balance sheet date, being US $1.00 per Cdn $1.45
               ii) Revenues and expenses are translated at the exchange rate in effect at the transaction date. iii) The net adjustment arising from the translation is included in accumulated other comprehensive income.

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

For the six months ended November 30, 1999 and 1998

--------------------------------------------------------------------------------

1.   Significant accounting policies (continued):

     e)   Capital assets

          Capital assets are recorded at cost. Amortization is provided using the following methods and annual rates which are intended to amortize the cost of the assets over their estimated useful life:

================================================================================
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

For the six months ended November 30, 1999 and 1998

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
--------------------------------------------------------------------------------


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
================================================================================


3.   Product rights and patent costs:
================================================================================
                                                                        1999

--------------------------------------------------------------------------------
     Product rights                                                   $      --
     Patent costs                                                        14,588
--------------------------------------------------------------------------------
                                                                      $  14,588
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

L.O.M. MEDICAL INTERNATIONAL INC.
(A Development Stage Enterprise)

Notes to Consolidated Financial Statements, page 5
$ United States

For the six months ended November 30, 1999 and 1998
======================================================================

4.   Capital assets:
======================================================================
                                                               1999



----------------------------------------------------------------------
                                             Accumulated     Net book
                                  Cost       amortization      value
----------------------------------------------------------------------
     Leasehold improvements      27,919          8,376         19,543
     Computer software              520            455             65
     Equipment                   20,948         11,746          9,202
     Furniture and fixtures      20,746          5,826         14,920

----------------------------------------------------------------------
                                $70,133        $26,403        $43,730
======================================================================



5.   Redeemable preferred shares:

     The Company's subsidiary has redeemable preferred shares outstanding as follows:

======================================================================================================
                                                                                   1999         1998
------------------------------------------------------------------------------------------------------
     Issued:
         4,000 Class C preferred shares with a par
           value of $100 Cdn redeemable at $110.16 Cdn per share
           at the option of the holder.  Each share is entitled to a fixed non-cumulative dividend at the rate of 9% per annum
           payable at such times as determined by the Directors.                  301,727      309,677
======================================================================================================

L.O.M. MEDICAL INTERNATIONAL INC.
(A Development Stage Enterprise)

Notes to Consolidated Financial Statements, page 6
$ United States

For the six months ended November 30, 1999 and 1998

================================================================================


6.   Capital stock:

     a)   Authorized:

          50,000,000 Common shares with a par value of $.001 each 5,000,000 Preferred shares with a par value of $.001 each

     b)   Share subscriptions:

          Subsequent to November 30, 1999, the Company issued 6,200 common shares at $3.25 per share for net proceeds of $20,144, which were received prior to November 30, 1999.

     c)   Stock option plan:

          1,000,000 common shares of the Company are reserved for issuance upon exercise of stock options. As at May 31, 1999, no stock options have been granted.

7.   Related party transactions:

          During the year the Company entered into the following transactions with related parties:

================================================================================
                                                                           1999
--------------------------------------------------------------------------------


     Legal and accounting fees paid to a director                   $     6,718
     Management fees paid to president                                   60,000
     Office and administration fees paid to president's spouse           18,000
     Office and administration fees paid to an individual
       related to the president                                           8,040
     Rent paid to a company controlled by the president                  17,717



--------------------------------------------------------------------------------
     These transactions are in the normal course of operations and are measured at the exchange amount of consideration established and agreed to by the related parties.

L.O.M. MEDICAL INTERNATIONAL INC.
(A Development Stage Enterprise)

Notes to Consolidated Financial Statements, page 7
$ United States

For the six months ended November 30, 1999 and 1998

--------------------------------------------------------------------------------


8.   Commitments:

     The Company is obligated to make future lease payments for its offices as follows:

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

Liquidity. The Registrant had cash resources of US$440,903 at November 30, 1998. At November 30, 1999, the Registrant had cash resources of US$329,516.00. At November 30, 1999, the Registrant had total current assets of US$356,936.00 and total current liabilities of US$20,016.00. At November 30, 1999, total current assets exceeded total current liabilities by US$336,920.00. The cash and equivalents constitute the Registrant's present internal sources of liquidity. Because neither the Registrant nor its subsidiary are generating any significant revenues, the Registrant's only external source of liquidity is the sale of its capital stock.

Results of Operations. The Registrant has not yet realized any significant revenue from operations. Loss from operations from March 17, 1997 (inception) to November 30, 1999, was US$1,217,123.00. The net loss for the 3-month period ended November 30, 1998 was US$148,097.00. The net loss for the 3-month period ended November 30, 1999, was US$197,829.00. Such losses were primarily the result of selling, general and administrative expenses, management fees, rent and consulting fees.

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

There can be no assurance that additional funding will be available under favorable terms, if at all. If adequate funds are not available, Registrant may be required to curtail operations significantly or to obtain funds through entering into arrangements with collaborative partners or others that may require Registrant to relinquish rights to certain products that Registrant would not otherwise relinquish. However, Registrant believes that it is poised to maintain its long-term liquidity. Management of Registrant believes that its plans described above will enable it to meet its obligations for a period of at least twelve (12) months from November 30, 1999. Registrant believes that within a short period of time, it can begin manufacturing and marketing commercial quantities of its eye care products. Coupled with the further issuance of common stock of Registrant, Registrant believes it can significantly improve its long-term liquidity.

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

Dated:   February 17, 2000                  L.O.M. Medical International, Inc.


                                            By:/s/ John Klippenstein
                                               -----------------------
                                                     John Klippenstein
                                            Its:     President