Form 10QSB
period 2000-02-29
L O M MEDICAL INTERNATIONAL INC
filed 2000-04-14
CIK 1065502

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


(MARK ONE)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED FEBRUARY 29, 2000

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____________ TO _____________


COMMISSION FILE NUMBER:


                       L.O.M. MEDICAL INTERNATIONAL, INC.
        (Exact name of small business issuer as specified in its charter)

DELAWARE                                                             98-0178784
(State or other jurisdiction of (Primary Standard Industrial (I.R.S. Employer incorporation or organization) Classification Code Number) Identification No.)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date. As of February 29, 2000, there were 5,610,099 shares of the issuer's $.001 par value common stock issued and outstanding.

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

L.O.M. MEDICAL INTERNATIONAL INC.
(A Development Stage Enterprise)

Consolidated Balance Sheet
$ United States

February 29, 2000 and May 31, 1999

----------------------------------------------------------------------------------
                                                               2000           1999

----------------------------------------------------------------------------------

Assets

Current assets
     Cash                                               $   417,951    $   346,646
     Accounts receivable                                     29,337         26,442
     Prepaid expenses                                         1,467          3,453
----------------------------------------------------------------------------------
                                                            448,755        376,541

Product rights and patent costs (note 3)                     13,546         16,740

Capital assets (note 4)                                      41,009         49,869

----------------------------------------------------------------------------------
                                                        $   503,310    $   443,150
----------------------------------------------------------------------------------

Liabilities and Stockholders' Equity

Current liabilities
     Accounts payable and accrued liabilities           $    19,363    $    36,404

Redeemable preferred shares (note 5)                        301,727        301,727

Minority interest                                            (5,536)        (5,536)

Stockholders' equity
     Capital stock (note 6)                                   5,687          5,538
     Additional paid in capital                           1,640,321      1,233,721
     Deficit accumulated during the development stage    (1,481,648)    (1,152,030)
     Accumulated other comprehensive income                  23,396         23,326
----------------------------------------------------------------------------------
                                                            187,756        110,555

----------------------------------------------------------------------------------
                                                        $   503,310    $   443,150
----------------------------------------------------------------------------------

See accompanying notes to financial statements

On behalf of the Board:

/s/ John Klippenstein
---------------------  Director

/s/ Pat [ILLEGIBLE]    Director
---------------------

L.O.M. MEDICAL INTERNATIONAL INC.
(A Development Stage Enterprise)

Consolidated Statement of Loss
$ United States

For the nine months ended February 29, 2000 and 1999

-------------------------------------------------------------------------------------------------------------------
                                                        From Inception
                                                      (March 17, 1997)               2000                      1999
                                                  to February 29, 2000
-------------------------------------------------------------------------------------------------------------------


Expenses
     Advertising                                        $     9,663             $     1,438             $     3,547
     Amortization                                            34,051                  12,520                  13,246
     Automotive                                              40,260                  13,749                  11,899
     Consulting fees                                         60,859                  39,970                  15,667
     Design plans                                            10,911                      --                      --
     Director's fees                                         19,394                   3,970                   5,178
     Foreign exchange (gain) loss                            (6,199)                 (3,737)                  4,640
     Insurance                                                3,620                   1,639                     282
     Interest and bank charges                                5,772                   3,801                     776
     Legal and accounting                                   139,680                  57,701                  31,931
     Licenses, fees and dues                                  4,341                   3,476                     431
     Management fees                                        260,242                  45,729                  52,991
     Office and administration                              117,884                  26,668                  47,813
     Product development                                      1,582                      --                      --
     Promotion and entertainment                             12,161                   2,009                   3,199
     Rent                                                    91,302                  27,013                  25,313
     Repairs and maintenance                                  2,150                      --                     133
     Salaries                                                78,624                  78,624                      --
     Telephone and utilities                                 31,820                   8,609                  10,280
     Travel                                                  30,062                  15,109                   3,594
     Video production                                        21,343                   3,855                   7,436
     Write down of inventory                                 55,734                      --                      --
     Write down of product rights and
       patent costs                                         374,128                      --                      --
-------------------------------------------------------------------------------------------------------------------
                                                          1,399,384                 342,143                 238,356
-------------------------------------------------------------------------------------------------------------------
Loss from operations                                     (1,399,384)               (342,143)               (238,356)

Other income
     Interest income                                         50,472                  12,525                  16,211

-------------------------------------------------------------------------------------------------------------------
Net loss                                                $(1,348,912)            $  (329,618)            $  (222,145)
-------------------------------------------------------------------------------------------------------------------


Loss per share                                                                  $     (0.06)            $     (0.04)

Weighted average shares used                                                      5,550,663               5,512,383
-------------------------------------------------------------------------------------------------------------------

See accompanying notes to financial statements

L.O.M. MEDICAL INTERNATIONAL INC.
(A Development Stage Enterprise)

Consolidated Statement of Loss
$ United States

For the three months ended February 29, 2000 and 1999

--------------------------------------------------------------------------------------------------
                                                                2000                          1999
--------------------------------------------------------------------------------------------------


Expenses
     Advertising                                         $     1,433                   $     1,182
     Amortization                                              4,273                         4,415
     Automotive                                                5,562                         3,966
     Consulting fees                                          18,989                         5,222
     Director's fees                                           2,253                         1,726
     Foreign exchange (gain) loss                             (2,016)                        1,546
     Insurance                                                 1,639                            94
     Interest and bank charges                                 1,512                           259
     Legal and accounting                                     29,370                        10,643
     Licenses, fees and dues                                   3,291                           143
     Management fees                                             481                        17,664
     Office and administration                                 6,100                        15,938
     Promotion and entertainment                                 527                         1,066
     Rent                                                      9,296                         8,437
     Repairs and maintenance                                      --                            44
     Salaries                                                 47,034                            --
     Telephone and utilities                                   2,297                         3,427
     Travel                                                    4,859                         1,198
     Video production                                            926                         2,478
--------------------------------------------------------------------------------------------------
                                                             137,826                        79,448
--------------------------------------------------------------------------------------------------
Loss from operations                                        (137,826)                      (79,448)

Other income
     Interest income                                           6,037                         5,405

--------------------------------------------------------------------------------------------------
Net loss                                                 $  (131,789)                  $   (74,043)
--------------------------------------------------------------------------------------------------


Loss per share                                           $     (0.02)                  $     (0.01)

Weighted average shares used                               5,610,099                     5,519,547
--------------------------------------------------------------------------------------------------

See accompanying notes to financial statements

L.O.M. MEDICAL INTERNATIONAL INC.
(A Development Stage Enterprise)

Consolidated Statement of Cash Flows
$ United States

For the nine months ended February 29, 2000 and 1999

----------------------------------------------------------------------------------------------------------------
                                                        From inception
                                                      (March 17, 1997)               2000                 1999
                                                  to February 29, 2000
----------------------------------------------------------------------------------------------------------------

Operating activities
   Net loss                                              $(1,348,912)          $  (329,618)          $  (222,145)

   Items not involving cash
     Amortization                                             34,051                12,520                13,246
     Write down of inventory                                  55,734                    --                    --
     Write down of product rights                            374,128                    --                    --

   Changes in non-cash working capital
     Accounts receivable                                      52,663                (2,895)               (9,269)
     Prepaid expenses                                         (1,467)                1,886                  (543)
     Accounts payable and accrued liabilities                 (6,791)              (16,971)              (16,847)
     Inventory purchases                                     (55,734)                  100                    --
----------------------------------------------------------------------------------------------------------------
                                                            (896,328)             (334,978)             (235,558)

Financing
     Issuance of capital stock                             1,041,008               406,749                80,377
     Issuance of redeemable preferred shares
       of subsidiary                                         309,677                    --                    --
----------------------------------------------------------------------------------------------------------------
                                                           1,350,685               406,749                80,377

Investing
     Acquisition of capital assets                           (54,183)                 (396)              (41,629)
     Acquisition of product rights and patents              (381,336)                   --                 3,887
     Acquisition of shares                                   374,952                    --
----------------------------------------------------------------------------------------------------------------
                                                             (60,567)                 (396)              (37,742)


Foreign currency translation adjustment                       24,161                   (70)                   --
----------------------------------------------------------------------------------------------------------------
Increase (decrease) in cash                                  417,951                71,305              (192,923)

Cash, beginning of period                                         --               346,646               548,197

----------------------------------------------------------------------------------------------------------------
Cash, end of year                                        $   417,951           $   417,951           $   355,274
----------------------------------------------------------------------------------------------------------------


See accompanying notes to financial statements

L.O.M. MEDICAL INTERNATIONAL INC.
(A Development Stage Enterprise)

Consolidated Statement of Stockholders' Equity and Comprehensive Income $ United States

For the nine months ended February 29, 2000 and 1999

--------------------------------------------------------------------------------------------------------------------
                                                                              Deficit
                                    Capital Stock                         Accumulated     Accumulated
                               ------------------------     Additional     During the           Other          Total
                                 Number                        Paid in    Development   Comprehensive  Stockholders'
                               of Shares         Amount        Capital          Stage          Income         Equity
--------------------------------------------------------------------------------------------------------------------

Common shares issued
  net of share issue costs     2,410,947    $     2,411    $   472,355    $        --     $        --    $   474,766

Common shares issued
  to subscribers for shares
  of subsidiary Company
  (note 2)                     3,072,300          3,072        601,928             --              --        605,000

Excess of consideration
  given over carrying amount
  of net assets of subsidiary
  acquired (note 2)                   --             --             --       (132,736)             --       (132,736)

Comprehensive income:
  Loss                                --             --             --       (293,239)             --       (293,239)
  Foreign currency translation        --             --             --             --           6,288          6,288
--------------------------------------------------------------------------------------------------------------------
Comprehensive income (loss)           --             --             --       (293,239)          6,288       (286,951)
--------------------------------------------------------------------------------------------------------------------
Balance, May 31, 1998
  (Unaudited)                  5,483,247          5,483      1,074,283       (425,975)          6,288        660,079

Common shares issued
  net of share issue costs        36,300             36         96,726             --              --         96,762

Share subscriptions received
  for 19,302 shares at $3.25
  per share                           --             19         62,712             --              --         62,731

Comprehensive income:
  Loss                                --             --             --       (726,055)             --       (726,055)
  Foreign currency translation        --             --             --             --          17,038         17,038
--------------------------------------------------------------------------------------------------------------------
Comprehensive income (loss)           --             --             --       (726,055)         17,038       (709,017)
--------------------------------------------------------------------------------------------------------------------
Balance, May 31, 1999          5,519,547          5,538      1,233,721     (1,152,030)         23,326        110,555

Common shares issued
  net of share issue costs        71,250             96        233,734             --              --        233,830

Common shares issued for
  conversion of share
  subscriptions                   19,302             --             --             --              --             --

Share subscriptions received
  for 53,206 shares at $3.25
  per share                           --             53        172,866             --              --        172,919

Comprehensive income:
  Loss                                --             --             --       (329,618)             --       (329,618)
  Foreign currency translation        --             --             --             --              70             70
--------------------------------------------------------------------------------------------------------------------
Comprehensive income (loss)           --             --             --       (329,618)             70       (329,548)
--------------------------------------------------------------------------------------------------------------------
Balance, February 29, 2000     5,610,099    $     5,687    $ 1,640,321    $(1,481,648)    $    23,396    $   187,756
--------------------------------------------------------------------------------------------------------------------

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

1.   Significant accounting policies:

     a)   Going concern

          These financial statements have been prepared on the going concern basis, which assumes the realization of assets and liquidation of liabilities in the normal course of business. As shown in the consolidated financial statements, to date, the Company has generated no revenues and has accumulated a deficit since inception of $1,481,648. This factor, among others raises substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern is dependent on its ability to generate future profitable operations and receive continued financial support from its stockholders and other investors.

          Management's plans with respect to generating future profitable operations include future sales of the retractable syringe as well as additional funding from stockholders in the form of additional share subscriptions.

     b)   Translation of financial statements

          The Company's subsidiary, L.O.M. Laboratories Inc. operates in Canada and its operations are conducted in Canadian currency.

          The method of translation applied is as follows:

          i) Assets and liabilities are translated at the rate of exchange in effect at the balance sheet date, being US $1.00 per Cdn $1.44

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

L.O.M. MEDICAL INTERNATIONAL INC.
(A Development Stage Enterprise)

Notes to Consolidated Financial Statements, page 3
$ United States

--------------------------------------------------------------------------------


1.   Significant accounting policies (continued):

     d)   Product rights and patent costs (continued)

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
--------------------------------------------------------------------------------

     f)   Income taxes

          The Company accounts for income taxes by the asset and liability method. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

     g)   Management estimates

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

L.O.M. MEDICAL INTERNATIONAL INC.
(A Development Stage Enterprise)

Notes to Consolidated Financial Statements, page 4
$ United States

--------------------------------------------------------------------------------

1.   Significant accounting policies (continued):

     h)   Financial instruments

          The fair values of the Company's cash, accounts receivable and accounts payable and accrued liabilities approximate their carrying values due to the relatively short periods to maturity of the instruments. It is not possible to arrive at a fair value for redeemable preferred shares as a public market for this stock does not exist. The maximum credit risk exposure for all financial assets is the carrying amount of those assets.

     i)   Loss per share

          Loss per share has been calculated using the weighted average number of common shares outstanding during the period.

     j)   Accounting standards change

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

2.   Business combination:

     Effective June 1, 1997, the Company acquired 96% of the outstanding Class A common voting shares of L.O.M. Laboratories Inc. Prior to and immediately after the acquisition, L.O.M. Laboratories Inc. was controlled by a related party, the president and controlling shareholder of the Company. Accordingly, this transaction has been measured at the carrying amount of the assets and liabilities of L.O.M. Laboratories Inc. with the difference between the carrying amount and the exchange amount reflected as a charge to equity. Details of the acquisition are as follows:

--------------------------------------------------------------------------------

     Net assets (liabilities) acquired at carrying amounts
       Cash                                                        $     375,000
       Non-cash current assets                                            82,000
       Product rights and patent costs                                    22,000
       Capital assets                                                     14,000
       Current liabilities                                              (26,224)
       Share subscriptions                                             (605,000)
       Minority interest                                                   5,536
--------------------------------------------------------------------------------
                                                                       (132,688)
       Excess of consideration given over carrying amount
         of net assets acquired                                         132,736
--------------------------------------------------------------------------------
     Consideration given:
       Cash                                                        $          48
--------------------------------------------------------------------------------

L.O.M. MEDICAL INTERNATIONAL INC.
(A Development Stage Enterprise)

Notes to Consolidated Financial Statements, page 5
$ United States

--------------------------------------------------------------------------------


3.   Product rights and patent costs:

--------------------------------------------------------------------------------
                                                        2000                1999
--------------------------------------------------------------------------------
     Product rights                                 $     --           $      68
     Patent costs                                     13,546              16,672
--------------------------------------------------------------------------------
                                                    $ 13,546           $  16,740
--------------------------------------------------------------------------------

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

     Patent costs relate to the costs incurred for patent application for a retractable syringe developed by the Company.

4.   Capital assets:

----------------------------------------------------------------------------------------------------------
                                                                                     2000             1999
----------------------------------------------------------------------------------------------------------
                                                            Accumulated          Net book         Net book
                                               Cost        amortization             value            value
----------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------
     Leasehold improvements                  27,919               9,772            18,147        $  22,335
     Computer software                          520                 488                32              130
     Equipment                               20,948              12,558             8,390           10,826
     Furniture and fixtures                  21,113               6,673            14,440           16,578

----------------------------------------------------------------------------------------------------------
                                          $  70,500          $  29,491          $  41,009        $  49,869
----------------------------------------------------------------------------------------------------------


5.   Redeemable preferred shares:

     The Company's subsidiary has redeemable preferred shares outstanding as follows:

--------------------------------------------------------------------------------------------
                                                                   2000                 1999
--------------------------------------------------------------------------------------------
     Issued:
     4,000 Class C preferred shares with a par value of $100
     Cdn redeemable at $110.16 Cdn per share at the option
     of the holder. Each share is entitled to a fixed
     non-cumulative dividend at the rate of 9% per annum
     payable at such times as determined by the Directors.       301,727             301,727
--------------------------------------------------------------------------------------------

L.O.M. MEDICAL INTERNATIONAL INC.
(A Development Stage Enterprise)

Notes to Consolidated Financial Statements, page 6
$ United States

--------------------------------------------------------------------------------

6.   Capital stock:

     a)   Authorized:

          50,000,000 Common shares with a par value of $.001 each 5,000,000 Preferred shares with a par value of $.001 each

     b)   Share subscriptions:

       Subsequent to February 29, 2000, the Company issued 53,206 common shares at $3.25 per share for net proceeds of $172,866, which were received prior to February 29, 2000.

     c)   Stock option plan:

          1,000,000 common shares of the Company are reserved for issuance upon exercise of stock options. As at May 31, 1999, no stock options have been granted.

7.   Related party transactions:

     During the period the Company entered into the following transactions with related parties:

---------------------------------------------------------------------------------------------------------
                                                                                  2000               1999
---------------------------------------------------------------------------------------------------------

     Legal and accounting fees paid to a director                          $    10,425        $     8,500
     Management fees paid to president                                          45,729             52,991
     Office and administration fees paid to president's spouse                  26,668             47,813
     Rent paid to a company controlled by the president                         14,779             14,779

---------------------------------------------------------------------------------------------------------

     These transactions are in the normal course of operations and are measured at the exchange amount of consideration established and agreed to by the related parties.


8.   Income taxes:

     At May 31, 1999, the Company had a net operating loss carryforward for United States income tax purposes of approximately $1,000,000. The net operating loss expire in increments beginning in 2008. No amount has been reflected on the balance sheet for future income taxes as any future income tax asset has been fully offset by a valuation allowance.

L.O.M. MEDICAL INTERNATIONAL INC.
(A Development Stage Enterprise)

Notes to Consolidated Financial Statements, page 7
$ United States

--------------------------------------------------------------------------------

9.   Commitments:

     The Company is obligated to make future lease payments for its offices as follows:

         2000                                             $       9,900
         2001                                             $      19,453
         2002                                             $      19,453
         2003                                             $      19,453
         2004                                             $      19,453

10.  Subsequent Events:

     At the Feb 28, 2000 board meeting, the board of directors approved, subject to legal review, the issuance of one warrant for every two shares held on March 15, 2000. The entitlement for each warrant has not yet been determined. The board also approved an option plan for the board members which would allow board members to purchase 5,000 shares annually at a market based price once a year.

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

Registrant anticipates that it will be testing the Syringe in conjunction with teaching universities in Canada, Britain, and other constituents of the United
Kingdom. Testing of the Syringe has not yet begun. We hope to begin testing after the first prototype is completed in or around July, 2000. The Registrant believes it has commitments from teaching hospitals that will test the Syringe once it is available.

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

The Lens-O-Matic is designed so that the practitioner will no longer have direct hand or finger contact with the contact lens when fitting the patient. Registrant believes that the design of the Lens-O-Matic will reduce the risk of contamination and infection to the patient. Registrant has developed a liquid cleaner for the Lens-O-Matic that quickly cleans contact lenses. Registrant has obtained Food and Drug Administration Approval ("FDA") for the Lens-O-Matic
product. Registrant has also completed market testing and believes that the Lens-O-Matic was well received at the A.O.A. convention in Montreal, Canada, where approximately 30,000 units were distributed to opticians, optometrists and pharmacies. Registrant has also completed the formulation of its contact lens solutions and copyrights covering these products have been registered. Registrant has also completed the design and labeling of the Lens-O-Matic package. Registrant has begun to market its eye-care products.

The target markets for the distribution for the Lens-O-Matic product include, but are not necessarily limited to, (i) hospitals and clinics, including
Shippert Medical of Englewood, Colorado ("Shippert"), Cross Mark Sales & Marketing of Plano, Texas; and (ii) optometrists and opticians including, Health Care Insights of Edison, New Jersey.

The Syringe. Registrant anticipates that it will obtain the necessary plastic for the injection molds used to manufacture the Syringe from various domestic and international suppliers. Initially, Tessey Plastics of Elbridge, New York will be manufacturing the Syringe on a contract basis. The engineering for the molds and production dyes are near completion. Registrant also contemplates that it will be able to readily obtain the necessary packaging for the Syringe. Registrant does not believe that its sales will be affected by seasonal factors. Registrant believes that prototypes of the Syringe will be ready for testing in July, 2000. Registrant believes that it will complete testing in Canada and gain the necessary regulatory approvals in or around September, 2000. Registrant believes it will complete the necessary United States testing as well as secure the required United States regulatory approval in or around the end of November, 2000.

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

Lens-O-Matic. Registrant anticipates that its eye care products will be sold both by retail stores and as a kit distributed by the medical profession. Registrant expects that its eye care products will be sold through pharmacies, wholesale drug distributors and chain stores and that such products will be sold to Optometrists and Ophthalmologists directly by Registrant's sales representatives. Registrant has recently secured FDA approval for the manufacturing and distribution of a first product run of its eye-care products. We have developed our own dyes and injection molds for our Lens-O-Matic and related products. We have paid for all of the dyes and molds and currently own them. The first product run of our eye care products includes the utilization of our production dyes at full capacity, the production of a marketable product which exceeds FDA standards for medical devices. We manufacture the necessary components for the Lens-O-Matic and related products in Saskatchewan, Canada. Registrant is negotiating with Shippert Medical Technologies of Englewood, Colorado ("Shippert") pursuant to which Registrant anticipates that Shippert will distribute Registrant's product line in the United States. Registrant has entered into a contract with a medical distribution company in Turkey whereby Registrant will provide a minimum of 5,000 units of the Lens-O-Matic per month. If the contract is performed to term, Registrant believes the value to Registrant will be US$240,000.00. The first 5,000 units are now in transit.

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

Business of Registrant's Subsidiary. On or about June 1, 1997, Registrant agreed to purchase 4,800 of the 5,000 total issued and outstanding shares of L.O.M. Laboratories Inc.'s ("L.O.M. Laboratories") Class "A" common shares. Registrant agreed to pay US$1.00 per share. This represents a 96% interest in L.O.M. Laboratories. L.O.M. Laboratories owned the rights to the Lens-O-Matic system until January 1, 1998, when Registrant purchased those rights for US$380,885. The primary business purpose of the subsidiary is to develop and market new products through Registrant. L.O.M. Laboratories has developed a line of skin care products. We hope that the line of skin care products will be produced and marketed in or around August, 2000. Registrant has applied for patents for the line of skin care products in both the United States and Canada.

Liquidity. The Registrant had cash resources of US$417,951 at February 29, 2000. At February 28, 1999, the Registrant had cash resources of US$346,646.00. At February 29, 2000, the Registrant had total current assets of US$448,755.00 and total current liabilities of US$19,363.00. At February 29, 2000, total current assets exceeded total current liabilities by US$429,412.00. At February 28, 1999, Registrant had total current assets of US$376,541.00 and total current liabilities of US$36,404.00. At February 28, 1999, total current assets exceeded total current liabilities by US$340,137.00. The cash and equivalents constitute the Registrant's present internal sources of liquidity. Because neither the Registrant nor its subsidiary are generating any significant revenues, the Registrant's only external source of liquidity is the sale of its capital stock.

Results of Operations. The Registrant has not yet realized any significant revenue from operations. The net loss from operations from March 17, 1997 (inception) to February 29, 2000, was US$1,348,912.00. The net loss for the 9-month period ended February 29, 2000 was US$329,618.00. The net loss for the 9-month period ended February 28, 1999, was US$222,145.00. The net loss for the 3-month period ended February 29, 2000, was US$131,789.00. The net loss for the same period in 1999 was US$74,043.00. Such losses were primarily the result of selling, general and administrative expenses, management fees, rent and consulting fees.

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

Registrant, being a developmental stage enterprise, is currently putting technology in place which will, if successful, mitigate the net loss experienced by Registrant. Registrant is reviewing its options to raise substantial equity capital. Management has proceeded as planned in the ongoing development of the Syringe and the Lens-O-Matic. In order to meet its requisite budget, management has held and continues to conduct negotiations with investors. Registrant has also conducted extensive negotiations with various medical companies in an attempt to establish beneficial strategic alliances. Registrant hopes that these negotiations will result in significant investment income for Registrant. To achieve and maintain the competitiveness of its products and to conduct costly and time-consuming research and development, Registrant may be required to raise substantial funds in addition to the funds already raised through the issuance of Registrant's shares. Registrant will continue to develop its products for commercial sale. Registrant's forecast for the period of time through which its financial resources will be adequate to support its operations is a forward-looking statement that involves risks and uncertainties, and actual results could fail as a result of a number of factors. Registrant anticipates that it will need to raise additional capital in order to develop, promote, produce and distribute its products. Such additional capital may be raised through additional public or private financings, as well as borrowings and other resources.

There can be no assurance that additional funding will be available under favorable terms, if at all. If adequate funds are not available, Registrant may be required to curtail operations significantly or to obtain funds through entering into arrangements with collaborative partners or others that may require Registrant to relinquish rights to certain products that Registrant would not otherwise relinquish. However, Registrant believes that it is poised to maintain its long-term liquidity. Registrant believes that within a short period of time, it can begin marketing commercial quantities of its eye care products. Coupled with the further issuance of common stock of Registrant, Registrant believes it can significantly improve its long-term liquidity.

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

Dated:   April __, 2000            L.O.M. Medical International, Inc.


                                          By:   /s/ John Klippenstein
                                                ------------------------
                                                John Klippenstein
                                          Its:  President