Form 10QSB/A
period 1999-08-31
L O M MEDICAL INTERNATIONAL INC
filed 2000-05-17
CIK 1065502

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                         AMENDMENT NO. 1 TO FORM 10-QSB


(MARK ONE)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 1999

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO __________

COMMISSION FILE NUMBER:

                       L.O.M. MEDICAL INTERNATIONAL, INC.
        (Exact name of small business issuer as specified in its charter)

DELAWARE
(State or other                                                   98-0178784
jurisdiction of             (Primary Standard                  (I.R.S. Employer
incorporation or            Industrial Classification        Identification No.)
organization)               Code Number)

#3 - 1482 Springfield Road, Kelowna  British Columbia, Canada          VIY 5V3
          (Address of principal executive offices)                    (Zip Code)

                                 (250) 762-7552
                (Issuer's Telephone Number, including Area Code)


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

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

L.O.M. MEDICAL INTERNATIONAL INC.
(A Development Stage Enterprise)

Consolidated Balance Sheet
$ United States

August 31, 1999 and May 31, 1999
(Unaudited - Prepared by Management)


-----------------------------------------------------------------------------------------------
                                                               August 31,              May 31,
                                                                     1999                 1999
-----------------------------------------------------------------------------------------------

Assets

Current assets
     Cash                                                   $     343,546        $     346,646
     Accounts receivable                                           32,765               26,442
     Prepaid expenses                                               3,452                3,453
-----------------------------------------------------------------------------------------------
                                                                  379,763              376,541

Product rights and patent costs (note 3)                           15,630               16,740

Capital assets (note 4)                                            46,799               49,869

-----------------------------------------------------------------------------------------------
                                                            $     442,192        $     443,150
===============================================================================================

Liabilities and Stockholders' Equity

Current liabilities
     Accounts payable and accrued liabilities               $      38,723        $      36,404

Redeemable preferred shares (note 5)                              301,727              301,727

Share subscriptions (note 6(b))                                    90,956               62,731

Stockholders' equity
     Capital stock (note 6)                                         5,538                5,519
     Additional paid in capital                                 1,233,721            1,171,009
     Deficit accumulated during the development stage          (1,251,799)          (1,157,566)
     Accumulated other comprehensive income                        23,326               23,326
-----------------------------------------------------------------------------------------------
                                                                   10,786               42,288

-----------------------------------------------------------------------------------------------
                                                            $     442,192        $     443,150
===============================================================================================

See accompanying notes to financial statements

On behalf of the Board:

_____________________  Director

_____________________  Director

L.O.M. MEDICAL INTERNATIONAL INC.
(A Development Stage Enterprise)

Consolidated Statement of Loss
$ United States

For the three  months  ended  August 31, 1999 and 1998
(Unaudited - Prepared by Management)


------------------------------------------------------------------------------------------------------
                                               From Inception
                                             (March 17, 1997)               1999                 1998
                                           to August 31, 1999
------------------------------------------------------------------------------------------------------


Expenses
     Advertising                              $       12,118       $           -        $         874
     Amortization                                     32,611               4,042                  968
     Automotive                                       29,713               2,786                2,662
     Consulting fees                                  75,864               8,078                 -
     Design plans                                     10,911                  -                 2,728
     Director's fees                                  15,424                  -                 2,130
     Foreign exchange loss (gain)                      3,459                 829               (2,162)
     Insurance                                         3,424                   -                  401
     Interest and bank charges                         4,082                 795                  234
     Legal and accounting                            106,248              16,739                9,851
     Licences, fees and dues                             865                   -                   73
     Management fees                                 248,917              34,404               35,965
     Office and administration                       123,146              15,446                6,867
     Product development                               8,799                  -                   396
     Promotion and entertainment                      13,281                 453                1,472
     Rent                                             89,957              10,265                7,635
     Repairs and maintenance                           2,316                   -                  493
     Telephone and utilities                          29,833               2,633                2,376
     Travel                                           33,991                 647                2,540
     Video production                                 20,040                   -                1,893
     Write down of inventory                          55,734                   -                 -
     Write down of product rights and
       patent costs                                  374,128                   -                 -
------------------------------------------------------------------------------------------------------
                                                   1,294,861              97,117               77,396

------------------------------------------------------------------------------------------------------
Loss from operations                              (1,294,861)            (97,117)             (77,396)

Other income
     Interest income                                  43,062               2,884                4,086
------------------------------------------------------------------------------------------------------
                                                  (1,251,799)            (94,233)             (73,310)


------------------------------------------------------------------------------------------------------
Net loss                                      $   (1,251,799)      $     (94,233)       $     (73,310)
======================================================================================================


Loss per share                                                     $       (0.02)       $       (0.01)

Weighted average shares used                                           5,529,198            5,483,247
======================================================================================================


See accompanying notes to financial statements

L.O.M. MEDICAL INTERNATIONAL INC.
(A Development Stage Enterprise)

Consolidated Statement of Cash Flows
$ United States

For the three  months  ended  August 31, 1999 and 1998
(Unaudited - Prepared by Management)


---------------------------------------------------------------------------------------------------------------
                                                        From inception
                                                      (March 17, 1997)               1999                 1998
                                                    to August 31, 1999
---------------------------------------------------------------------------------------------------------------

Operating activities
   Net loss                                            $    (1,251,799)     $     (94,233)       $     (73,310)

   Items not involving cash
     Amortization                                               32,611              4,042                  968
     Gain on sale of capital asset                              (2,659)                                    --
     Write down of inventory                                    55,734                --                   --
     Write down of product rights                              374,128                --                   --

   Changes in non-cash working capital
     Accounts receivable                                       (32,765)            (6,323)                 --
     Prepaid expenses                                           (3,352)                 1                  --
     Accounts payable and accrued liabilities                   38,723              2,319               (3,740)
     Inventory purchases                                       (55,834)               --                   --
---------------------------------------------------------------------------------------------------------------
                                                              (845,213)           (94,194)             (76,082)
Financing
     Issuance of capital stock                                 571,528                --                10,888
     Advances to shareholder                                   (90,577)               --                   --
     Proceeds from subscriptions for shares                    758,687             90,956                  --
---------------------------------------------------------------------------------------------------------------
                                                             1,239,638             90,956               10,888
Investing
     Acquisition of capital assets                             (80,532)               --               (35,940)
     Proceeds on disposition of capital asset                    6,327                138                  --
---------------------------------------------------------------------------------------------------------------
                                                               (74,205)               138              (35,940)

Other comprehensive income                                      23,326                --                   --
---------------------------------------------------------------------------------------------------------------
Increase (decrease) in cash                                    343,546             (3,100)            (101,134)

Cash, beginning of period                                          --             346,646              548,197

---------------------------------------------------------------------------------------------------------------
Cash, end of period                                    $       343,546      $     343,546        $     447,063
---------------------------------------------------------------------------------------------------------------

Supplementary information:
   Interest paid                                       $           --       $         --         $         --
   Income taxes paid                                               --                 --                   --

Non-cash financing and investing activities:
   Issuance of redeemable preferred shares
     for product rights                                        309,677                --                   --
---------------------------------------------------------------------------------------------------------------
   Common shares issued for conversion of
     share subscriptions                               $        62,731      $      62,731        $         --
===============================================================================================================

See accompanying notes to financial statements

L.O.M. MEDICAL INTERNATIONAL INC.
(A Development Stage Enterprise)

Consolidated Statement of Stockholders' Equity and Comprehensive Income $ United States

For the three  months  ended  August 31, 1999 and 1998
(Unaudited - Prepared by Management)


---------------------------------------------------------------------------------------------------------------
                                                                         Deficit
                                    Capital Stock                    Accumulated     Accumulated
                               ----------------------  Additional     During the           Other         Total
                                 Number                   Paid in    Development   Comprehensive Stockholders'
                               of Shares       Amount     Capital          Stage          Income        Equity
---------------------------------------------------------------------------------------------------------------

Balance, May 31, 1999          5,519,547   $  5,519   $ 1,171,009   $(1,157,566)     $    23,326    $   42,288

Common shares issued
  for conversion of share
  subscriptions                   19,302         19        62,712           --               --         62,731

Comprehensive income:
  Loss                               --         --            --        (94,233)             --        (94,233)
  Foreign currency translation       --         --            --            --               --            --
---------------------------------------------------------------------------------------------------------------
                                     --         --            --        (94,233)             --        (94,233)
---------------------------------------------------------------------------------------------------------------
Balance, August 31, 1999       5,538,849   $  5,538   $ 1,233,721   $(1,251,799)     $    23,326    $   10,786
===============================================================================================================

L.O.M. MEDICAL INTERNATIONAL INC.
(A Development Stage Enterprise)

Notes to Consolidated Financial Statements
$ United States

(Unaudited - Prepared by Management)

--------------------------------------------------------------------------------

L.O.M. Medical International Inc. was incorporated on March 17, 1997 under the General Corporation Laws of Delaware. It conducts research and development on new products in the medical field and has filed a patent application on a retractable syringe. Operations effectively commenced on June 1, 1997.

1.   Significant accounting policies:

     a)   Going concern

          These financial statements have been prepared on the going concern basis, which assumes the realization of assets and liquidation of liabilities in the normal course of business. As shown in the consolidated financial statements, to date, the Company has accumulated a deficit since inception of $1,251,799. This factor, among others raises substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern is dependent on its ability to generate future profitable operations and receive continued financial support from its stockholders and other investors.

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

          The method of translation applied is as follows:

          i) Monetary assets and liabilities are translated at the rate of exchange in effect at the balance sheet date, being US $1.00 per Cdn $1.48

          ii) Non-monetary assets and liabilities are translated at the rate in effect at the transaction date.

          iii) Revenues and expenses are translated at the exchange rate in effect at the transaction date.

          iv) The net adjustment arising from the translation is included in accumulated other comprehensive income.

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

(Unaudited - Prepared by Management)

--------------------------------------------------------------------------------

1.   Significant accounting policies (continued):

     d) Product rights and patent costs (continued) These costs are being amortized on a straight-line basis over five years. Management periodically reviews the carrying values of the product rights and patent costs and based upon several factors, including the current assessment of the viability of the product, determines whether the carrying value exceeds the net realizable value for such costs. If it is determined that the carrying value cannot be supported, the related costs are changed against operations in the year of determination of the impairment in value.

     e)   Capital assets

          Capital assets are recorded at cost. Amortization is provided using the following methods and annual rates which are intended to amortize the cost of the assets over their estimated useful life:

          ----------------------------------------------------------------------
          Asset                                         Method         Rate
          ----------------------------------------------------------------------

          Leasehold improvements                 Straight-line          20%
          Computer software                      Straight-line         100%
          Equipment                          Declining balance          30%
          Furniture and fixtures             Declining balance          20%
          ----------------------------------------------------------------------


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

L.O.M. MEDICAL INTERNATIONAL INC.
(A Development Stage Enterprise)

Notes to Consolidated Financial Statements, page 4
$ United States

(Unaudited - Prepared by Management)

--------------------------------------------------------------------------------


1.   Significant accounting policies (continued):

     i) Accounting standards change In June 1998, the Financial Accounting Standards Board issued SFAS no. 133, "Accounting for Derivative Instruments and Hedging Activities." Adoption of this statement is not expected to have a significant impact on the Company's results of operations or financial position.

     j) Income taxes The Company accounts for income taxes by the asset and liability method. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

2.   Business combination:

     Effective January 13, 1998, the Company acquired 96% of the outstanding Class A common voting shares of L.O.M. Laboratories Inc. Prior to and immediately after the acquisition, L.O.M. Laboratories Inc. was controlled by a related party, the president and controlling shareholder of the Company. Accordingly, this transaction has been measured at the carrying amount of the assets and liabilities of L.O.M. Laboratories Inc. with the comparative figures presented on the balance sheet and the statements of loss and cash flows being restated to reflect the results of both companies from inception.

3.   Product rights and patent costs:

     ----------------------------------------------------------------------
                                               August 31,            May 31,
                                                     1999              1999
     ----------------------------------------------------------------------
          Product rights                          $    68                68
          Patent costs                             15,562            16,672
     ----------------------------------------------------------------------
                                                  $15,562            16,740
     ----------------------------------------------------------------------

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

L.O.M. MEDICAL INTERNATIONAL INC.
(A Development Stage Enterprise)

Notes to Consolidated Financial Statements, page 5
$ United States

(Unaudited - Prepared by Management)

--------------------------------------------------------------------------------

4.   Capital assets:

     ----------------------------------------------------------------------------------------------------------------
                                                                                        August 31,             May 31,
                                                                                              1999               1999
     ----------------------------------------------------------------------------------------------------------------
                                                                    Accumulated           Net book           Net book
                                                        Cost       amortization              value              value
     ----------------------------------------------------------------------------------------------------------------
     Leasehold improvements                          $27,919            $ 6,980            $20,939            $22,335
     Computer software                                   520                424                 96                130
     Equipment                                        20,948             10,934             10,014             10,826
     Furniture and fixtures                           20,746              4,996             15,750             16,578

     ----------------------------------------------------------------------------------------------------------------
                                                     $70,133            $23,334            $46,799            $49,869
     ----------------------------------------------------------------------------------------------------------------

5.   Redeemable preferred shares:

     The Company's subsidiary has redeemable preferred shares outstanding as follows:

     ---------------------------------------------------------------------------------------------------------
                                                                               August 31,              May 31,
                                                                                     1999                 1999
     ---------------------------------------------------------------------------------------------------------
     Issued:
         4,000 Class C preferred  shares with a par value of $100 Cdn redeemable at $110.16 Cdn per share at the option of the  holder.  Each share is entitled  to a fixed  non-cumulative  dividend  at the rate of 9% per annum
           payable at such times as determined by the Directors.                  301,727              301,727
     ---------------------------------------------------------------------------------------------------------

L.O.M. MEDICAL INTERNATIONAL INC.
(A Development Stage Enterprise)

Notes to Consolidated Financial Statements, page 6
$ United States

(Unaudited - Prepared by Management)

--------------------------------------------------------------------------------

6.   Capital stock:

     a)   Authorized:

          50,000,000 Common shares with a par value of $.001 each 5,000,000 Preferred shares with a par value of $.001 each

     b)   Share subscriptions:

          Subsequent to August 31, 1999, the Company issued 27,986 common shares at $3.25 per share for net proceeds of $90,956 which were received prior to August 31, 1999.

     c)   Stock option plan:

          1,000,000 common shares of the Company are reserved for issuance upon exercise of stock options. As at August 31, 1999, no stock options have been granted.

7.   Related party transactions:

          During the period the Company entered into the following transactions with related parties:

     ---------------------------------------------------------------------------
                                                                   1999     1998
     ---------------------------------------------------------------------------

     Legal and accounting fees paid to a director               $   464  $ 1,827
     Management fees paid to president                           34,404   35,965
     Office and administration fees paid to president's spouse 9,000 9,081 Office and administration fees paid to an individual
       related to the president                                   4,389    4,389
     Rent paid to a company controlled by the president           4,605    4,605
     Inventory purchased from president                              --   55,834
     Leasehold improvements on premises controlled by
       the president                                                 --   27,919

     ---------------------------------------------------------------------------

     These transactions are in the normal course of operations and are measured at the exchange amount of consideration established and agreed to by the related parties.

L.O.M. MEDICAL INTERNATIONAL INC.
(A Development Stage Enterprise)

Notes to Consolidated Financial Statements, page 7
$ United States

(Unaudited - Prepared by Management)

--------------------------------------------------------------------------------

8.   Commitments:

     The Company is obligated to make future lease payments for it's offices as follows:

         2000                                                    $ 27,685
         2001                                                    $ 19,453
         2002                                                    $ 19,453
         2003                                                    $ 19,453
         2004                                                    $ 19,453

9.   Income taxes:

     At August 31, 1999, the Company had a net operating loss carryforward for United States income tax purposes of approximately $1,000,000. The net operating loss expires in increments beginning in 2008. No amount has been reflected on the balance sheet for future income taxes as any future income tax asset has been fully offset by a valuation allowance.

10.  Uncertainty due to the Year 2000 Issue:

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

Item 2. Management's Discussion and Analysis or Plan of Operation

Development of the Registrant. L.O.M. Medical International Inc., a Delaware corporation ("Registrant"), was incorporated in the State of Delaware on March 17, 1997. The executive offices of Registrant are located at #3 - 1482 Springfield Road, Kelowna British Columbia, Canada V6C 1N8. Registrant's telephone number is (250) 762-7552.

As a point of clarification, as used in this Form 10-QSB, the word "Dollars" and the symbol "$" means and refers to the currency of the United States of America, unless otherwise stated. As used in this Registration Statement, the term "CDN$" means and refers to the currency of Canada, in Canadian dollars.

Registrant was originally incorporated for the purpose of researching and developing health care products. The goal of Registrant is to become an innovator and provider of a retractable syringe ("Syringe") and related products and technologies to the health care market. Registrant also hopes to successfully market and distribute its line of eye care products. Registrant has successfully patented and licensed products in seventy other countries including the United States and Canada. Registrant envisions that it will be able to develop new and improved products and provide the health care industry with better, safer products throughout the world.

The Syringe. Registrant anticipates that the Syringe will change standard disposal methods for used syringes. The Registrant has developed a product designed to function as a standard hypodermic syringe that is safer to the caregiver or health care worker. Registrant believes that the Syringe's unique design will allow health care providers to avoid direct contact with used needles. The Syringe is covered by United States Patent No. 5,868,713 dated February 9, 1999, and international patents have been filed in 24 different countries.

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

Business of Registrant's Subsidiary. On or about June 1, 1997, Registrant agreed to purchase 4,800 of the 5,000 total issued and outstanding shares of L.O.M. Laboratories Inc.'s ("L.O.M. Laboratories") Class "A" common shares; however, the effective date of such purchase was not until January 13, 1998, when the shareholders and directors of L.O.M. Laboratories approved such a sale. Registrant agreed to pay US$.001 per share. This represents a 96% interest in L.O.M. Laboratories. L.O.M. Laboratories owned the rights to the Lens-O-Matic system until January 1, 1998, when Registrant purchased those rights for US$380,885. Mr. Klippenstein and the Registrant's Board of Directors also orally agreed on certain performance conditions. Those performance conditions specify that none of the preferred shares transferred under the agreement would be redeemed until such time as the Registrant began earning a profit from sales of the Lens-O-Matic. Moreover, Mr. Klippenstein and the Registrant's Board of Directors agreed the such conversions could only take place upon approval by the Registrant's Board of Directors. The primary business purpose of the subsidiary is to develop and market new products through Registrant.

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

The Registrant, is a development stage enterprise and is currently putting technology in place which will, if successful, mitigate the net losses experienced by the Registrant. The Registrant is reviewing its options and evaluating its potential to raise substantial equity capital. Management has proceeded as planned in the ongoing development of the Syringe and the Lens-O-Matic. In order to meet its requisite budget, management has held and continues to conduct negotiations with investors. The Registrant has also conducted extensive negotiations with various medical companies in an attempt to establish beneficial strategic alliances. The Registrant hopes that these negotiations will result in significant earnings for the Registrant. To achieve and maintain the competitiveness of its products and to conduct costly and time-consuming research and development, the Registrant may be required to raise substantial funds in addition to the funds already raised through the issuance of the Registrant's shares. The Registrant's forecast for the period of time through which its financial resources will be adequate to support its operations is a forward-looking statement that involves risks and uncertainties, and actual results could fail as a result of a number of factors. The Registrant anticipates that it will need to raise additional capital in order to develop, promote, produce and distribute its products. Such additional capital may be raised through additional public or private financings, as well as borrowings and other resources.

There can be no assurance that additional funding will be available under favorable terms, if at all. If adequate funds are not available, Registrant may be required to curtail operations significantly or to obtain funds through entering into arrangements with collaborative partners or others that may require Registrant to relinquish rights to certain products that Registrant would not otherwise relinquish. The Registrant believes that it is poised to maintain its long-term liquidity. Management of Registrant believes that its plans described above will enable it to meet its obligations for a period of at least twelve (12) months from June 30, 1999. Registrant believes that within a short period of time, it can begin manufacturing and marketing commercial quantities of its eye care products. Coupled with the further issuance of common stock of Registrant, Registrant believes it can significantly improve its long-term liquidity.

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

Dated:   May 15, 2000                        L.O.M. Medical International, Inc.


                                             By: /s/ John Klippenstein
                                                --------------------------------
                                                   John Klippenstein
                                             Its:  President