Form 10QSB/A
period 1999-11-30
L O M MEDICAL INTERNATIONAL INC
filed 2000-05-17
CIK 1065502

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                         AMENDMENT NO. 1 TO FORM 10-QSB


(MARK ONE)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 1999

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

COMMISSION FILE NUMBER:


                       L.O.M. MEDICAL INTERNATIONAL, INC.
        (Exact name of small business issuer as specified in its charter)


DELAWARE                                                         98-0178784
(State or other        (Primary Standard                      (I.R.S. Employer
 jurisdiction            Industrial                          Identification No.)
of incorporation
or organization)
                                     Classification
                                       Code Number)

#3-1482 Springfield Road, Kelowna, British Columbia, Canada            V1Y 5V3
             (Address of principal executive office                   (Zip Code)

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

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Financial Statements of

L.O.M. MEDICAL INTERNATIONAL INC.
(A Development Stage Enterprise)

For the six months ended November 30, 1999

Consolidated Balance Sheet
$ United States

November 30, 1999 and May 31, 1999
(Unaudited - Prepared by Management)




L.O.M. MEDICAL INTERNATIONAL INC.
(A Development Stage Enterprise)

Consolidated Balance Sheet
$ United States

November 30, 1999 and May 31, 1999
(Unaudited - Prepared by Management)

--------------------------------------------------------------------------------
                                                      November 30,       May 31,
                                                              1999         1999
--------------------------------------------------------------------------------

Assets

Current assets
     Cash                                              $   329,516  $   346,646
     Accounts receivable                                    23,968       26,442
     Prepaid expenses                                        3,452        3,453
-------------------------------------------------------------------------------
                                                           356,936      376,541

Product rights and patent costs (note 3)                    14,588       16,740

Capital assets (note 4)                                     43,730       49,869

-------------------------------------------------------------------------------
                                                       $   415,254  $   443,150
===============================================================================
Liabilities and Stockholders' Equity

Current liabilities
     Accounts payable and accrued liabilities          $    20,016  $    36,404

Redeemable preferred shares (note 5)                       301,727      301,727

Share subscriptions (note 6 (b))                            20,150       62,731

Stockholders' equity
     Capital stock (note 6)                                  5,613        5,519
     Additional paid in capital                          1,399,817    1,171,009
     Deficit accumulated during the development stage   (1,355,395)  (1,157,566)
     Accumulated other comprehensive income                 23,326       23,326
-------------------------------------------------------------------------------
                                                            73,361       42,288

-------------------------------------------------------------------------------
                                                       $   415,254  $   443,150
===============================================================================

See accompanying notes to financial statements

On behalf of the Board:

_____________________  Director

_____________________  Director

L.O.M. MEDICAL INTERNATIONAL INC.
(A Development Stage Enterprise)

Consolidated Statement of Loss
$ United States

For the six months ended November 30, 1999 and 1998
(Unaudited - Prepared by Management)

--------------------------------------------------------------------------------
                                     From Inception
                                   (March 17, 1997)          1999          1998
                               to November 30, 1999
--------------------------------------------------------------------------------
Expenses
     Advertising                        $    12,123   $         5   $     2,365
     Amortization                            36,816         8,247         8,831
     Automotive                              35,114         8,187         7,933
     Consulting fees                         88,767        20,981        10,445
     Design plans                            10,911            --            --
     Director's fees                         17,141         1,717         3,452
     Foreign exchange loss (gain)               909        (1,721)        3,094
     Insurance                                3,424            --           188
     Interest and bank charges                5,576         2,289           517
     Legal and accounting                   117,840        28,331        21,288
     Licences, fees and dues                  1,050           185           288
     Management fees                        259,761        45,248        35,327
     Office and administration              128,268        20,568        31,875
     Product development                      8,799            --            --
     Promotion and entertainment             14,310         1,482         2,133
     Rent                                    97,409        17,717        16,876
     Repairs and maintenance                  2,316            --            89
     Salaries                                31,590        31,590            --
     Telephone and utilities                 33,512         6,312         6,853
     Travel                                  43,594        10,250         2,396
     Video production                        22,969         2,929         4,958
     Write down of inventory                 55,734            --            --
     Write down of product rights and
       patent costs                         374,128            --            --
-------------------------------------------------------------------------------
                                          1,402,061       204,317       158,903

-------------------------------------------------------------------------------
Loss from operations                     (1,402,061)     (204,317)     (158,903)

Other income
     Interest income                         46,666         6,488        10,806
-------------------------------------------------------------------------------
                                         (1,355,395)     (197,829)     (148,097)


-------------------------------------------------------------------------------
Net loss                                $(1,355,395)  $  (197,829)  $  (148,097)
===============================================================================


Loss per share                                        $     (0.04)  $     (0.03)
-------------------------------------------------------------------------------

Weighted average shares used                            5,554,414     5,499,450
===============================================================================

See accompanying notes to financial statements

L.O.M. MEDICAL INTERNATIONAL INC.
(A Development Stage Enterprise)

Consolidated Statement of Cash Flows
$ United States

For the six months ended November 30, 1999 and 1998
(Unaudited - Prepared by Management)

--------------------------------------------------------------------------------

                                             From inception
                                           (March 17, 1997)           1999           1998
                                       to November 30, 1999
------------------------------------------------------------------------------------------
Operating activities
   Net loss                                     $(1,355,395)   $  (197,829)   $  (148,097)

   Items not involving cash
     Amortization                                    36,816          8,247          8,831
     Gain on sale of capital asset                   (2,659)            --             --
     Write down of inventory                         55,734             --             --
     Write down of product rights                   374,128             --             --

   Changes in non-cash working capital
     Accounts receivable                            (23,968)         2,474         (4,828)
     Prepaid expenses                                (3,352)             1           (543)
     Accounts payable and accrued liabilities        20,016        (16,388)        (7,534)
     Inventory purchases                            (55,834)            --             --
-----------------------------------------------------------------------------------------
                                                   (954,514)      (203,495)      (152,171)
Financing
     Issuance of capital stock                      737,699        166,171         80,377
     Advances to shareholder                        (90,577)            --             --
     Proceeds from subscriptions for shares         687,881         20,150             --
-----------------------------------------------------------------------------------------
                                                  1,335,003        186,321         80,377
Investing
     Acquisition of capital assets                  (80,532)            --        (35,500)
     Proceeds on disposition of capital asset         6,233             44             --
-----------------------------------------------------------------------------------------
                                                    (74,299)            44        (35,500)


Other comprehensive income                           23,326             --             --
-----------------------------------------------------------------------------------------
Increase (decrease) in cash                         329,516        (17,130)      (107,294)

Cash, beginning of period                                --        346,646        548,197

-----------------------------------------------------------------------------------------
Cash, end of period                             $   329,516    $   329,516    $   440,903
=========================================================================================

Supplementary information:
   Interest paid                                $        --    $        --    $        --
   Income taxes paid                                     --             --             --

Non-cash financing and investing activities:
   Issuance of redeemable preferred shares
     for product rights                             309,677             --             --
-----------------------------------------------------------------------------------------
   Common shares issued for conversion of
     share subscriptions                        $    62,731    $    62,731    $        --
=========================================================================================

See accompanying notes to financial statements l.o.m. medical international inc.
(A Development Stage Enterprise)

Consolidated Statement of Stockholders' Equity and Comprehensive Income $ United States

For the six months ended November 30, 1999 and 1998
(Unaudited - Prepared by Management)

--------------------------------------------------------------------------------

                                                                                Deficit
                                         Capital Stock                      Accumulated    Accumulated
                                   -----------------------    Additional     During the          Other          Total
                                      Number                     Paid in    Development  Comprehensive  Stockholders'
                                   of Shares        Amount       Capital          Stage         Income         Equity
---------------------------------------------------------------------------------------------------------------------
Balance, May 31, 1999              5,519,547   $     5,519   $ 1,171,009    $(1,157,566)   $    23,326    $    42,288

Common shares issued
  net of shares issue costs           50,432            75       166,096             --             --        166,171

Common shares issued for
  conversion of share
  subscriptions                       19,302            19        62,712             --             --         62,731

Comprehensive income:
  Loss                                    --            --            --       (197,829)            --       (197,829)
  Foreign currency translation            --            --            --             --             --             --
---------------------------------------------------------------------------------------------------------------------
                                          --            --            --       (197,829)            --       (197,829)
---------------------------------------------------------------------------------------------------------------------
Balance, November 30, 1999         5,589,281   $     5,613   $ 1,399,817    $(1,355,395)   $    23,326    $    73,361
=====================================================================================================================

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

1.   Significant   accounting   policies:

     a)   Going concern

          These financial statements have been prepared on the going concern basis, which assumes the realization of assets and liquidation of liabilities in the normal course of business. As shown in the consolidated financial statements, to date, the Company has accumulated a deficit since inception of $1,355,395. This factor, among others raises substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern is dependent on its ability to generate future profitable operations and receive continued financial support from its stockholders and other investors.

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

3.   Product rights and patent costs:

     ---------------------------------------------------------------------------
                                                November 30,             May 31,
                                                        1999                1999
     ---------------------------------------------------------------------------
     Product rights                                  $    --                  68
     Patent costs                                     14,588              16,672
     ---------------------------------------------------------------------------
                                                     $14,588              16,740
     ---------------------------------------------------------------------------

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

L.O.M. MEDICAL INTERNATIONAL INC.
(A Development Stage Enterprise)

Notes to Consolidated Financial Statements, page 5
$ United States

(Unaudited - Prepared by Management)

--------------------------------------------------------------------------------

4.   Capital assets:

     ---------------------------------------------------------------------------------------------------------------
                                                                                   November 30,              May 31,
                                                                                           1999                 1999
     ---------------------------------------------------------------------------------------------------------------
                                                               Accumulated             Net book             Net book
                                                 Cost         amortization                value                value
     ---------------------------------------------------------------------------------------------------------------
     Leasehold improvements                   $27,919              $ 8,376              $19,543              $22,335
     Computer software                            520                  455                   65                  130
     Equipment                                 20,948               11,746                9,202               10,826
     Furniture and fixtures                    20,746                5,826               14,920               16,578

     ---------------------------------------------------------------------------------------------------------------
                                              $70,133              $26,403              $43,730              $49,869
     ---------------------------------------------------------------------------------------------------------------

5.   Redeemable preferred shares:

     The Company's subsidiary has redeemable preferred shares outstanding as follows:

     ----------------------------------------------------------------------------------------------------------
                                                                              November 30,              May 31,
                                                                                      1999                 1999
     ----------------------------------------------------------------------------------------------------------
     Issued:
         4,000 Class C preferred  shares with a par value of $100 Cdn redeemable at $110.16 Cdn per share at the option of the  holder.  Each share is entitled  to a fixed  non-cumulative  dividend  at the rate of 9% per annum
           payable at such times as determined by the Directors.                   301,727              301,727
     ----------------------------------------------------------------------------------------------------------

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

--------------------------------------------------------------------------------


6.   Capital stock:

     a)   Authorized:

          50,000,000 Common shares with a par value of $.001 each 5,000,000 Preferred shares with a par value of $.001 each

     b)   Share subscriptions:

          Subsequent to November 30, 1999, the Company issued 6,200 common shares at $3.25 per share for net proceeds of $20,150, which were received prior to November 30, 1999.

     c)   Stock option plan:

          1,000,000 common shares of the Company are reserved for issuance upon exercise of stock options. As at November 30, 1999, no stock options have been granted.

7.   Related party transactions:

     During the period the Company entered into the following transactions with related parties:

     ---------------------------------------------------------------------------
                                                                 1999       1998
     ---------------------------------------------------------------------------

     Legal and accounting fees paid to a director              $ 6,718   $ 3,654
     Management fees paid to president                          45,248    35,327
     Office and administration fees paid to president's spouse 18,000 18,162 Office and administration fees paid to an individual
       related to the president                                  8,040     8,778
     Rent paid to a company controlled by the president         17,717     9,210
     Inventory purchased from president                             --    55,834
     Leasehold improvements on premises controlled by
       the president                                                --    27,919

     ---------------------------------------------------------------------------

     These transactions are in the normal course of operations and are measured at the exchange amount of consideration established and agreed to by the related parties.

L.O.M. MEDICAL INTERNATIONAL INC.
(A Development Stage Enterprise)

Notes to Consolidated Financial Statements, page 7
$ United States

(Unaudited - Prepared by Management)

--------------------------------------------------------------------------------

8.   Commitments:

     The Company is obligated to make future lease payments for its offices as follows:

         2000                                                    $ 18,457
         2001                                                    $ 19,453
         2002                                                    $ 19,453
         2003                                                    $ 19,453
         2004                                                    $ 19,453

9.   Income taxes

     At November 30, 1999, the Company had a net operating loss carryforward for United States income tax purposes of approximately $1,000,000. The net operating loss expires in increments beginning in 2008. No amount has been reflected on the balance sheet for future income taxes as any future income tax asset has been fully offset by a valuation allowance.

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

Item 2. Management's Discussion and Analysis or Plan of Operation

Development of the Registrant. L.O.M. Medical International Inc., a Delaware corporation ("Registrant"), was incorporated in the State of Delaware on March 17, 1997. The executive offices of Registrant are located at #3-1482 Springfield Road, Kelowna British Columbia, Canada VIY 5V3. Registrant's telephone number is
(250) 602-7552.

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

The Syringe. Registrant anticipates that the Syringe will change standard disposal methods for used syringes. The Registrant has developed a product designed to function as a standard hypodermic syringe with that is safer to the caregiver or health care worker. Registrant believes that the Syringe's unique design will allow health care providers to avoid direct contact with used needles. The Syringe is covered by United States Patent No. 5,868,713 dated February 9, 1999, and international patents have been filed in 24 different countries.

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

Dated: May 15, 2000                   L.O.M. Medical International, Inc.


                                      By: /s/ John Klippenstein
                                         -------------------------------
                                               John Klippenstein
                                      Its:     President