Form 10QSB/A
period 2000-02-29
L O M MEDICAL INTERNATIONAL INC
filed 2000-07-14
CIK 1065502

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                         AMENDMENT NO. 1 TO FORM 10-QSB


(MARK ONE)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED FEBRUARY 29, 2000

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO ___________.


COMMISSION FILE NUMBER:


                       L.O.M. MEDICAL INTERNATIONAL, INC.
        (Exact name of small business issuer as specified in its charter)

           DELAWARE                                               98-0178784
(State or other jurisdiction  (Primary Standard Industrial    (I.R.S. Employer
      of incorporation         Classification Code Number)   Identification No.)
      or organization)

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

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

L.O.M. MEDICAL INTERNATIONAL INC.
(A Development Stage Enterprise)

Consolidated Balance Sheet
$ United States

February 29, 2000 and May 31, 1999
(Unaudited - Prepared by Management)

======================================================================================
                                                                 2000             1999

--------------------------------------------------------------------------------------
Assets

Current assets
     Cash                                                 $   417,951      $   346,646
     Accounts receivable                                       29,337           26,442
     Prepaid expenses                                           1,467            3,453
--------------------------------------------------------------------------------------
                                                              448,755          376,541

Product rights and patent costs (note 3)                       13,546           16,740

Capital assets (note 4)                                        41,009           49,869

--------------------------------------------------------------------------------------
                                                          $   503,310      $   443,150
======================================================================================

Liabilities and Stockholders' Equity

Current liabilities
     Accounts payable and accrued liabilities             $    19,363      $    36,404

Redeemable preferred shares (note 5)                          301,727          301,727

Share subscriptions (note 6 b))                               172,919           62,731

Stockholders' equity
     Capital stock (note 6)                                     5,634            5,519
     Additional paid in capital                             1,456,021        1,171,009
     Deficit accumulated during the development stage      (1,475,750)      (1,157,566)
     Accumulated other comprehensive income                    23,396           23,326
--------------------------------------------------------------------------------------
                                                                9,301           42,288

--------------------------------------------------------------------------------------
                                                          $   503,310      $   443,150
======================================================================================

See accompanying notes to financial statements

On behalf of the Board:

_____________________  Director

_____________________  Director

L.O.M. MEDICAL INTERNATIONAL INC.
(A Development Stage Enterprise)

Consolidated Statement of Loss
$ United States

For the nine months ended  February  29, 2000 and 1999
(Unaudited - Prepared by Management)

================================================================================================
                                          From Inception
                                        (March 17, 1997)                2000                1999
                                    to February 29, 2000
------------------------------------------------------------------------------------------------
Expenses
     Advertising                             $    13,556         $     1,438         $     3,547
     Amortization                                 41,089              12,520              13,246
     Automotive                                   40,676              13,749              11,899
     Consulting fees                             107,756              39,970              15,667
     Design plans                                 10,911                  --                  --
     Director's fees                              19,394               3,970               5,178
     Foreign exchange (gain) loss                 (1,107)             (3,737)              4,640
     Insurance                                     5,063               1,639                 282
     Interest and bank charges                     7,088               3,801                 776
     Legal and accounting                        135,776              46,267              31,931
     Licences, fees and dues                       4,341               3,476                 431
     Management fees                             260,242              45,729              52,991
     Office and administration                   134,368              26,668              47,813
     Product development                           8,799                  --                  --
     Promotion and entertainment                  14,837               2,009               3,199
     Rent                                        106,705              27,013              25,313
     Repairs and maintenance                       2,316                  --                 133
     Salaries                                     78,624              78,624                  --
     Telephone and utilities                      35,809               8,609              10,280
     Travel                                       48,453              15,109               3,594
     Video production                             23,895               3,855               7,436
     Write down of inventory                      55,734                  --                  --
     Write down of product rights and
       patent costs                              374,128                  --                  --
------------------------------------------------------------------------------------------------
                                               1,528,453             330,709             238,356

------------------------------------------------------------------------------------------------
Loss from operations                          (1,528,453)           (330,709)           (238,356)

Other income
     Interest income                              52,703              12,525              16,211
------------------------------------------------------------------------------------------------
                                              (1,475,750)           (318,184)           (222,145)

------------------------------------------------------------------------------------------------
Net loss                                     $(1,475,750)        $  (318,184)        $  (222,145)
================================================================================================


Loss per share                                                   $     (0.06)        $     (0.04)

Weighted average shares used                                       5,550,663           5,512,383
================================================================================================

See accompanying notes to financial statements

L.O.M. MEDICAL INTERNATIONAL INC.
(A Development Stage Enterprise)

Consolidated Statement of Loss
$ United States

For the three months ended February 29, 2000 and 1999
(Unaudited - Prepared by Management)

================================================================================
                                                      2000                 1999
--------------------------------------------------------------------------------

Expenses
     Advertising                               $     1,433          $     1,182
     Amortization                                    4,273                4,415
     Automotive                                      5,562                3,966
     Consulting fees                                18,989                5,222
     Director's fees                                 2,253                1,726
     Foreign exchange (gain) loss                   (2,016)               1,546
     Insurance                                       1,639                   94
     Interest and bank charges                       1,512                  259
     Legal and accounting                           17,936               10,643
     Licences, fees and dues                         3,291                  143
     Management fees                                   481               17,664
     Office and administration                       6,100               15,938
     Promotion and entertainment                       527                1,066
     Rent                                            9,296                8,437
     Repairs and maintenance                            --                   49
     Salaries                                       47,034                   --
     Telephone and utilities                         2,297                3,427
     Travel                                          4,859                1,198
     Video production                                  926                2,478
--------------------------------------------------------------------------------
                                                   126,392               79,453

--------------------------------------------------------------------------------
Loss from operations                              (126,392)             (79,453)

Other income
     Interest income                                 6,037                5,405

--------------------------------------------------------------------------------
Net loss                                       $  (120,355)         $   (74,048)
================================================================================


Loss per share                                 $     (0.02)         $     (0.01)

Weighted average shares used                     5,610,099            5,519,547
================================================================================


See accompanying notes to financial statements

L.O.M. MEDICAL INTERNATIONAL INC.
(A Development Stage Enterprise)

Consolidated Statement of Cash Flows
$ United States

For the nine months ended February 29, 2000 and 1999
(Unaudited - Prepared by Management)

========================================================================================================
                                                  From inception
                                                (March 17, 1997)                2000                1999
                                            to February 29, 2000
--------------------------------------------------------------------------------------------------------

Operating activities
   Net loss                                          $(1,475,750)        $  (318,184)        $  (222,145)

   Items not involving cash
     Amortization                                         41,089              12,520              13,246
     Gain on sale of capital assets                       (2,659)                 --                  --
     Write down of inventory                              55,734                  --                  --
     Write down of product rights                        377,322               3,194                  --

   Changes in non-cash working capital
     Accounts receivable                                 (29,337)             (2,895)             (9,269)
     Prepaid expenses                                     (1,467)              1,886                (543)
     Accounts payable and accrued liabilities             19,363             (17,041)            (16,847)
     Inventory purchases                                 (55,734)                100                  --
--------------------------------------------------------------------------------------------------------
                                                      (1,071,439)           (320,420)           (235,558)
Financing
     Issuance of capital stock                           793,924             222,396              80,377
     Proceeds on disposition of capital asset            840,650             172,919                  --
--------------------------------------------------------------------------------------------------------
                                                       1,634,574             395,315              80,377
Investing
     Acquisition of capital assets                       (84,192)             (3,660)            (37,742)
     Acquisition of product rights                       (90,577)                 --                  --
     Proceeds on disposition of capital asset              6,189                  --                  --
--------------------------------------------------------------------------------------------------------
                                                        (168,580)             (3,660)            (37,742)

Foreign currency translation adjustment                   23,396                  70                  --
--------------------------------------------------------------------------------------------------------
Increase (decrease) in cash                              417,951              71,305            (192,923)

Cash, beginning of period                                     --             346,646             548,197

--------------------------------------------------------------------------------------------------------
Cash, end of period                                  $   417,951         $   417,951         $   355,274
--------------------------------------------------------------------------------------------------------

Supplementary information:
   Interest paid                                     $        --         $        --         $        --
   Income taxes paid                                          --                  --                  --

Non-cash financing and investing activities:
   Issuance of redeemable preferred shares
     for product rights                                  309,677                  --                  --
   Common shares issued for conversion of
     share subscriptions                             $    62,731         $    62,731         $        --
========================================================================================================

See accompanying notes to financial statements

L.O.M. MEDICAL INTERNATIONAL INC.
(A Development Stage Enterprise)

Consolidated Statement of Stockholders' Equity and Comprehensive Income $ United States

For the nine months ended February 29, 2000 and 1999
(Unaudited - Prepared by Management)

===================================================================================================================================
                                                                                             Deficit
                                                   Capital Stock                         Accumulated     Accumulated
                                              ----------------------       Additional     During the           Other          Total
                                                Number                        Paid in    Development   Comprehensive  Stockholders'
                                              of Shares       Amount          Capital          Stage          Income         Equity
------------------------------------------------------------------------------------------------------------------------------------

Balance, May 31, 1999                         5,519,547    $     5,519    $ 1,171,009    $(1,157,566)    $    23,326    $    42,288

Common shares issued
  net of share issue costs                       71,250             96        222,300             --              --        222,396

Common shares issued for
  conversion of share
  subscriptions                                  19,302             19         62,712             --              --         62,731

Comprehensive income:
  Loss                                               --             --             --       (318,184)             --       (318,184)
  Foreign currency translation                       --             --             --             --              70             70
-----------------------------------------------------------------------------------------------------------------------------------
Comprehensive income (loss)                          --             --             --       (318,184)             70       (318,114)

-----------------------------------------------------------------------------------------------------------------------------------
Balance, February 29, 2000                    5,610,099    $     5,634    $ 1,456,021    $(1,475,750)    $    23,396    $     9,301
===================================================================================================================================

L.O.M. MEDICAL INTERNATIONAL INC.
(A Development Stage Enterprise)

Notes to Consolidated Financial Statements
$ United States

(Unaudited - Prepared by Management)

================================================================================

L.O.M. Medical International Inc. was incorporated on March 17, 1997 under the General Corporation Laws of Delaware. It conducts research and development on new products in the medical field and has filed a patent application on a retractable syringe. Operations effectively commenced on June 1, 1997.

1.   Significant accounting policies:

     a)   Going concern

          These financial statements have been prepared on the going concern basis, which assumes the realization of assets and liquidation of liabilities in the normal course of business. As shown in the consolidated financial statements, to date, the Company has generated no revenues and has accumulated a deficit since inception of $1,475,750. This factor, among others raises substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern is dependent on its ability to generate future profitable operations and receive continued financial support from its stockholders and other investors.

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

L.O.M. MEDICAL INTERNATIONAL INC.
(A Development Stage Enterprise)

Notes to Consolidated Financial Statements, page 3
$ United States

(Unaudited - Prepared by Management)

================================================================================


1.   Significant accounting policies (continued):

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

          ======================================================================
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

L.O.M. MEDICAL INTERNATIONAL INC.
(A Development Stage Enterprise)

Notes to Consolidated Financial Statements, page 4
$ United States

(Unaudited - Prepared by Management)

================================================================================

1.   Significant accounting policies (continued):

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

3.   Product rights and patent costs:

     ===========================================================================
                                                    2000          1999
     ---------------------------------------------------------------------------
     Product rights                               $    --       $    68
     Patent costs                                  13,546        16,672
     ---------------------------------------------------------------------------
                                                  $13,546       $16,740
     ===========================================================================

     Product rights represent certain rights to manufacture and market a contact
     lens  inserter  and  storage  system  ("Lens-o-matic")   developed  by  the
     president of the Company.

L.O.M. MEDICAL INTERNATIONAL INC.
(A Development Stage Enterprise)

Notes to Consolidated Financial Statements, page 5
$ United States

(Unaudited - Prepared by Management)

================================================================================

3.   Product rights and patent costs (continued):

     At the time of the acquisition of the product rights from the president of the Company, the value attributed to the product rights, $380,885, was agreed to by the Company's Board of Directors. During the year ended May 31, 1999, the investment was written down to a nominal amount, due to its speculative nature.

     Patent costs relate to the costs incurred for patent application for a retractable syringe developed by the Company.

4.   Capital assets:

     =========================================================================================================
                                                                                     2000                 1999
     ---------------------------------------------------------------------------------------------------------
                                                            Accumulated          Net book             Net book
                                               Cost        amortization             value                value
     ---------------------------------------------------------------------------------------------------------
     Leasehold improvements                  27,919               9,772            18,147              $22,335
     Computer software                          520                 488                32                  130
     Equipment                               20,948              12,558             8,390               10,826
     Furniture and fixtures                  21,113               6,673            14,440               16,578

     ---------------------------------------------------------------------------------------------------------
                                        $    70,500        $     29,491      $     41,009        $      49,869
     =========================================================================================================

5.   Redeemable preferred shares:

     The Company's subsidiary has redeemable preferred shares outstanding as follows:

     =========================================================================================================
                                                                                   2000                 1999
     ---------------------------------------------------------------------------------------------------------
     Issued:
         4,000 Class C preferred shares with a par value of $100 Cdn redeemable at $110.16 Cdn per share at the option of the  holder. Each share is entitled to a fixed non-cumulative dividend at the rate of 9% per
           annum payable at such times as determined by the Directors.            301,727              301,727
     =========================================================================================================

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

================================================================================

6.   Capital stock:

     a)   Authorized:

          50,000,000 Common shares with a par value of $.001 each 5,000,000 Preferred shares with a par value of $.001 each

     b)   Share subscriptions:

          Subsequent to February 29, 2000, the Company issued 53,206 common shares at $3.25 per share for net proceeds of $172,919, which were received prior to February 29, 2000.

     c)   Stock option plan:

          1,000,000 common shares of the Company are reserved for issuance upon exercise of stock options. As at February 29, 2000, no stock options have been granted.

7.   Related party transactions:

     During the period the Company entered into the following transactions with related parties:

     ===================================================================================================
                                                                               2000                 1999
     ---------------------------------------------------------------------------------------------------
     Legal and accounting fees paid to a director                          $ 10,425             $  8,500
     Management fees paid to president                                       45,729               52,991
     Office and administration fees paid to president's spouse               26,668               47,813
     Rent paid to a company controlled by the president                      14,779               14,779
     Office and administrative fees paid to an individual related
       to the president                                                      13,168               13,168
     Inventory purchased from president                                          --               55,834
     Leasehold improvements on premises controlled by the president              --               27,919

     ===================================================================================================

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

L.O.M. MEDICAL INTERNATIONAL INC.
(A Development Stage Enterprise)

Notes to Consolidated Financial Statements, page 7
$ United States

(Unaudited - Prepared by Management)

================================================================================

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

Results of Operations. The Registrant has not yet realized any significant revenue from operations. At February 29, 2000 the Company had $417,851 cash in the bank and receivables of $29,337. There had been no significant changes in capital assets during the period. Accounts payable were down $17,041 during the period. Additional paid up capital increased by $285,012 due to the sale of our capital stock. Share subscriptions were at $172,919, up from $62,731 during the same period the previous year. The accumulated deficit had increased by $318,184, which represented the operating loss for that period.

A review of the expenses incurred for the nine months ended February 29, 2000 indicates consulting fees were up $24,303 from the same period the previous year. This reflects the increased cost of using consultants as we continue to develop our products. Legal and accounting had increased $14,336 over the period. This is due to our security compliance and filing requirements. Management fees and office expenses are down slightly due to the movement of contract personnel to salaried positions. Salaries are being recorded for the first time this year because the Company has hired staff and is paying payroll instead of hiring subcontractors to perform the same services.

Travel has increased $11,515 over the period due to our ongoing efforts to develop our products and raise capital.

All the other expenses are in line with the previous period.

The only revenue the Company had during the period is interest income. This is down slightly due to the Company having less money in its term deposits during the period. The business strategy of the Company may enable the Company to realize revenue to support, in part, its operations and, therefore, may reduce offerings of the Company's common stock needed to raise capital.

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

Dated:   July __, 2000                  L.O.M. Medical International, Inc.


                                        By:
                                            -----------------------------------
                                             John Klippenstein
                                        Its: President