Form 10KSB
period 2000-05-31
L O M MEDICAL INTERNATIONAL INC
filed 2000-08-09
CIK 1065502

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, for the fiscal year ended May 31, 2000

                            Commission File No. _____

                       L.O.M. MEDICAL INTERNATIONAL, INC.
             (Exact name of registrant as specified in its charter)

DELAWARE                                                              98-0178784
(State or other jurisdiction                (I.R.S. Employer Identification No.)
of incorporation or organization)

#3-1482 Springfield Road, Kelowna, British Columbia, Canada              V1Y 5V3
(Address of registrant's principal executive offices)                 (Zip Code)

                                  250.762.7552
              (Registrant's Telephone Number, Including Area Code)

Check whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                         Yes [X]                  No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year: US$21,014.00

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act). As of May 31, 2000, approximately $2,206,902.00.

The number of shares outstanding of the issuer's only class of Common Stock, $.001 par value, was 5,846,459 on May 31, 2000.

Documents incorporated by reference. There are no annual reports to security holders, proxy information statements, or any prospectus filed pursuant to Rule 424 of the Securities Act of 1933 incorporated herein by reference.

Transitional Small Business Disclosure format (check one):
                           Yes [ ]                No [X]

PART I.

Item 1.  Description of Business.

Development of the Company. L.O.M. Medical International Inc., a Delaware corporation ("Company"), was incorporated in the State of Delaware on March 17, 1997. Our executive offices are located at #3-1482 Springfield Road, Kelowna, B. C., Canada V1Y 5V3. The Company's telephone number is 250.762.7552.

For purposes of clarification, anytime the symbol "US" is used within this Annual Report of Form 10-KSB, it refers to the currency of the United States. Anytime the symbol "CDN" is used, it refers to the currency of Canada.

Business of the Company. The Company was originally incorporated for the purpose of researching and developing health care products. Our goal is to become an innovator and provider of a retractable syringe ("Syringe") and related products and technologies to the health care market. We also hope to successfully market and distribute our line of eye care products. We have successfully patented and licensed products in seventy countries including the United States and Canada. We envision that we will be able to develop new and improved products and provide the health care industry with better, safer products throughout the world.

The Syringe. We anticipate that the Syringe will change standard disposal methods for used syringes. We have developed a product designed to function as a standard hypodermic syringe that is safer to the caregiver or health care worker. We believe that the Syringe's unique design will allow health care providers to avoid direct contact with used needles. The Syringe is covered by United States Patent No. 5,868,713 dated February 9, 1999, and international patents have been filed in 24 different countries.

Once the needle is injected, the user simply has to press the plunger top gently with his or her thumb to automatically retract the needle into its own sealed chamber. The needle is now hidden where it remains locked in place and cannot be used again. The Syringe does not require a health care worker to use both hands to retract the needle after it has been used and withdrawn from the patient. The Syringe will be produced in standard industry sizes from 1CC to 20 CC, inclusive. We intend to promote the Syringe as a safer and less risk-oriented instrument for hospital staff and health care workers. We are optimistic that doctors, nurses, and health care workers alike will recognize and appreciate the safety features of the Syringe because of its ease of "use-and-disposal" and its unique "contaminate-prevention" characteristics.

We anticipate that the products and technologies developed by us will be offered to distributors on a worldwide basis, with an initial emphasis in Canada and the United States. We hope that new product and technology ideas will be generated through active dialogues among us, our customers, and our network of scientific advisors, as well as through active participation in national and international conferences, and reviews of selected scientific literature.

Our management interacts with a network of scientific advisors within the industry, including members of academic institutions, as well as potential customers. We anticipate that these interactions will enable us to identify the specialized needs of those potential customers and to provide innovative and commercially acceptable products and technologies. At this time, our relationship with scientific advisors and academic institutions is limited to an advisory relationship. We currently perform all of our own research and development. We do not currently use the services of third parties to conduct any of our research and development.

We anticipate that we will be testing the Syringe in conjunction with teaching universities in Canada, Britain, and other constituents of the United Kingdom. We have also developed ancillary components to be used in medical emergency situations and which can also be used by hospital medical staff and paramedics.

The Lens-O-Matic. We have invented and developed an insertion and storage device for contact lenses (the "Lens-O-Matic") which is an ideal medical method of handling and inserting contact lenses. We have developed the following components and solutions that will be used together with the Lens-O-Matic insertion and storage system:

     o a medical inserter that will remove contact lenses in a medical emergency situation for use by hospital medical staff and paramedics;

     o    disposable and replacement inserter ends;

     o    additional storage cups and caps; and

     o all soaking and disinfecting solutions that are to be used with the Lens-O-Matic inserter.

The Lens-O-Matic is designed so that the practitioner will no longer have direct hand or finger contact with the contact lens when fitting the patient. We believe that the design of the Lens-O-Matic will reduce the risk of contamination and infection to the patient. We have developed a liquid cleaner for the Lens-O-Matic that quickly cleans contact lenses. We have obtained Food and Drug Administration Approval ("FDA") for the Lens-O-Matic product. We have also completed market testing and believe that the Lens-O-Matic was well received at the A.O.A. convention in Montreal, Canada, where approximately 30,000 units were distributed to opticians, optometrists and pharmacies. We have also completed the formulation of our contact lens solutions and copyrights covering these products have been registered. We have also completed the design and labeling of the Lens-O-Matic package. We believe that our eye-care products are ready for marketing and distribution.

The target markets for the distribution for the Lens-O-Matic product include, but are not necessarily limited to:

     o hospitals and clinics, including Shippert Medical of Englewood, Colorado ("Shippert"), Cross Mark Sales & Marketing of Plano, Texas; and

     o optometrists and opticians including, Health Care Insights of Edison, New Jersey.

Business of the Company's Subsidiary. On or about June 1, 1997, we agreed to purchase 4,800 of the 5,000 total issued and outstanding shares of L.O.M. Laboratories Inc.'s ("L.O.M. Laboratories") Class "A" common shares; however, the effective date of such purchase was not until January 13, 1998, when the shareholders and directors of L.O.M. Laboratories approved such a sale. The Company agreed to pay US$.001 per share. This represents a 96% interest in L.O.M. Laboratories. L.O.M. Laboratories owned the rights to the Lens-O-Matic system until January 1, 1998, when the Company purchased those rights for US$380,885. The primary business purpose of the subsidiary is to develop and market new products through the Company.

At the time we purchased the shares of L.O.M. Laboratories, John Klippenstein was serving as the President, Chief Executive Officer and a director of the Company as well as serving as the President and a director of L.O.M. Laboratories. Moreover, at the time of the transaction, Mr. Klippenstein's wife, Maria Klippenstein was both the Secretary and the Treasurer of L.O.M. Laboratories and the Secretary and the Treasurer of the Company. Mr. and Mrs. Klippenstein were also the only shareholders of L.O.M. Laboratories prior to the issuance of the shares to the Company. At the time of the issuance of the shares to the Company, there was no independent third party valuation to verify the value of those assets. Our auditors have treated this transaction as a business combination. Mr. and Mrs. Klippenstein retained the remaining 4% of L.O.M. Laboratories. Mr. Klippenstein had a verifiable tax base of approximately CDN$100,000 and our Board of Directors believed that the investment in L.O.M. Laboratories would be worth approximately CDN$500,000. On or about January 1, 1998, we purchased the rights to the Lens-O-Matic for CDN$100,000 and CDN$400,000 worth of preferred shares. Mr. Klippenstein and our Board of Directors also orally agreed on certain performance conditions. Those performance conditions specify that none of the preferred shares transferred under the agreement would be redeemed until such time as the Company began earning a profit from sales of the Lens-O-Matic. Moreover, Mr. Klippenstein and our Board of Directors agreed that such conversions could only take place upon approval by our Board of Directors.

Government Regulation.

United States Governmental Regulation. Virtually all of our products will require regulatory approval by governmental agencies prior to commercialization. We expect to research and develop products and technologies requiring rigorous pre-clinical and clinical testing and other approval procedures by the FDA and similar health authorities in foreign countries. Various federal statutes and regulations also govern or influence the manufacturing, safety, labeling, storage, record keeping and marketing of such products. The process of obtaining these approvals and the subsequent compliance with appropriate federal and foreign statutes and regulations requires the expenditure of substantial resources. The effect of government regulations may be to delay for a considerable period of time or even prevent the marketing of any product that we may develop and/or to impose costly procedures on our activities. Non-compliance with applicable requirements can result in, among other things, fines, injunctions, seizures of products, total or partial suspension of product marketing, failure of government to grant pre-market approval, withdrawal of marketing approvals, product recall and criminal prosecution.

On November 28, 1990, the Safe Medical Devices Act ("SMDA") became law. The SMDA amended the Food, Drug and Cosmetic Act and has several provisions that affect the medical device industry. Several provisions of the SMDA are self-enacting. Both distributors and importers of medical devices are affected by the SMDA.

Beginning on November 28, 1990, medical facilities are now required to report patient deaths attributed to devices to the manufacturers and the Food and Drug Administration ("FDA"). Medical facilities are also now required to report serious injuries and serious illnesses contributed or caused by medical devices to the manufacturers. Because the SMDA user facility reporting requirement is self-implementing and contains limited procedures for reporting, the FDA issued interim guidance for user facilities in order to comply with the SMDA. The guidance includes a test reporting form that the facilities may use to report incidences to manufacturers. SMDA Section 519(d) or 21 U.S.C. 360(i)(d), requires that manufacturers, importers and distributors annually certify to the FDA the number of MDR reports they have submitted in a year or that no such reports were submitted. Moreover, distributors will be required to report incidents to manufacturers and to the FDA under Section 519(a)(6) or 21 U.S.C. 360(i)(a)(6). They will also be required to register with the FDA.

There are also two provisions in the SMDA that affect product removal and correction. The first section is Section 519(f) or 21 U.S.C. 360(i)(f). In this section, a firm is required to report to the FDA when it removes or corrects a distributed product when those actions are intended to reduce risk to public health posed by a device or to remedy a violation of the SMDA that may present a risk to public health. If a product removal or correction is reported under the MDR with an incident report, it does not have to be reported a second time to the FDA. The second provision is Section 303(j) or 21 U.S.C. 333(j). This provision became effective November 28, 1990. The agency now has the authority under certain conditions to order manufacturers, importers, distributors or retailers of devices to immediately cease distribution of a violative product. It can also order notification to health care professionals and user facilities to cease use of a product when there is a reasonable probability that it would cause serious adverse health consequences or death. The person subject to the order has the opportunity for an informal hearing within 10 days after the date of the issuance on the actions required by the order and whether the device should be recalled.

Manufacturers of devices that are reasonably likely to have adverse health consequences and are permanent implants or life sustaining or life supporting and are used outside of a device user facility are required to develop device tracking system. This language appears in Section 519(e) or 21 U.S.C. 360(i)(e).

Canadian Governmental Regulation. In Canada, all products that require approval Ffor marketing and sales must be submitted to the Health Production Branch Tunney's Pasture Ottawa ("Branch Tunney's"). Testing by Branch Tunney's includes the testing of:

     o    a product's design function;

     o    a product's materials;

     o    method of product sterilization;

     o    sample of the product's packaging;

     o    a product's labeling;

     o    indications of lot numbers;

     o    size;

     o    manufacturers names and/or place of production; and

     o    projected run date.

Trial runs of the Syringe will be carried out through hospitals, where product performance will be evaluated. For the market and distribution of the Syringe, we are in the process of obtaining Health Canada and Food and Drug Administration Approval Numbers. We will also need to acquire DIN numbers and UPC codes. Finally, we will have to obtain national drug codes.

We are also subject to the provisions of the Canadian Food and Drug Act ("CFDA"). Chapter F-27 of the CFDA regulates the advertisement and sale of food, drugs, cosmetics and medical device products. Specifically, this section of the CFDA restricts the labeling, packaging, and treatment process and sale or advertisement of any medical device in a manner that is false, misleading or deceptive or is likely to create an erroneous impression regarding its design, construction, performance, intended use, quantity, character, value, composition, merit or safety. Moreover, the regulation provides that where a standard has been prescribed for a device, no person shall label, package, sell or advertise any article in any manner that is likely to be mistaken for such a device unless the article complies with the prescribed standard. Part II of the Chapter F-27 of the CFDA also explains the administration and enforcement powers of inspectors working under the CFDA. Specifically, the CFDA gives inspectors the right to, at any reasonable time, enter any place where on reasonable grounds the inspector believes any article is manufactured, prepared, packaged, preserved or stored, and examine any such article and make or take samples thereof and anything the inspector reasonably believes is used or capable of being used for such manufacture, preparation, preservation, packaging or storing. The inspector will also have the power and authority to open and examine any receptacle or package that on reasonable grounds he believes any article to which the CFDA or the regulations apply. Finally, the inspector shall have the power to seize and obtain for such time reasonably necessary any article by means of or in relation to which he reasonably believes any provision of the CFDA or regulations have been violated.

We are also subject to the provisions of Chapter 871 of the CFDA specifically relating to the medical device regulations. Specifically, Chapter 871 of the CFDA addresses the labeling of medical devices.

Part I of Chapter 871 provides that labeling on medical devices must contain:

     o    the name of the device;

     o name and address of the manufacturer, distributor or importer of the device;

     o    a lot number or serial number of the device;

     o    the model designation of the device;

     o the precise nature of the benefits claimed to be obtainable through the use of the device;

     o    directions for use of the device;

     o    information as to whether a device is sterile;

     o    the expiration date of the device if applicable; and

     o a list of the contents of the package and the number of complete units contained therein.

Part I of Chapter 871 of the CFDA also contains extensive and involved regulations concerning the specific nature and quality of any labeling on medical devices, including but not limited to, warnings, language, position of label and any required symbols. This same section also addresses product testing before sale. Specifically, the CFDA provides that no manufacturers of a device or person who has imported into Canada a device for sale shall sell the device unless tests have been conducted with respect thereof and the tests indicate that the nature of the benefits claimed to be obtainable through the use of the device and the performance characteristics claimed by the device are justified as shown by the evidence available in Canada to the manufacturer or the person importing the device.

Employees. We currently have two employees and several consultants on staff. We also use consultants for business, accounting, engineering, and legal services as required. Our management has experience and background in manufacturing medical products and obtaining patents internationally, as well as obtaining medical approvals worldwide.

Our 2 employees are Maria Klippenstein and John Klippenstein. Mrs. Klippenstein is the Secretary and Treasurer of L.O.M. Laboratory as well as the Secretary and Treasurer of the Company. Her day-to-day duties include monitoring accounts payable and receivable, reporting to our stock transfer agent, shareholder relations and reporting to our corporate securities attorney. Mr. Klippenstein is the Company's President and Chief Executive Officer. He performs all the duties of that office.

We have also hired Peter McFadden, Chartered Accountant as a consultant. Peter McFadden performs the duties of Chief Financial Officer of L.O.M. Laboratory. Mr. McFadden's day-to-day duties include corporate finances, accounting and communications with our auditors, corporate reporting and annual tax filings, financial reporting to our Board of Directors, corporate financial advising, organization and reporting on annual shareholder meetings, and corporate tax planning. L.O.M. Laboratories has also entered into a subcontractor's agreement with Pam Klippenstein. Mrs. Klippenstein's duties include managing the Vancouver office, general office duties, drafting and review of the Company's newsletters, general correspondence, directors' meetings including minutes and reports, and mailroom and website updates. L.O.M. Laboratories has also entered into a contract with Dr. Jeffrey Berg, Sr. Dr. Berg's duties include product analysis and strategic alliances with medical publications, product evaluation and reports, negotiating strategic alliances and brokerage liaisons.

Competition. Competition in the medical products industry is intense and we expect the competition to increase. We will compete directly with other companies and businesses that have developed and are in the process of developing technologies and products which will be competitive with the products developed and offered by us. There can be no assurance that other technologies or products which are functionally equivalent or similar to our technologies and products have not been developed or are not in development. We expect that there are companies or businesses which may have developed or are developing such technologies and products as well as other companies and businesses which have the expertise which would encourage them to develop and market products directly competitive with those developed and marketed by us. Many of these competitors have greater financial and other resources, and more experience in research and development than us. To the extent that customers exhibit loyalty to the supplier that first supplies them with a particular product or technology, our competitors may have an advantage over us with respect to products and technologies first developed by such competitors. As a result of their size and breadth of their product offerings, certain of these competitors have been and will be able to establish managed accounts by which, through a combination of direct computer links and volume discounts, they seek to gain a disproportionate share of orders for health care products and technologies from prospective customers. Such managed accounts present significant competitive barriers to us. It is anticipated that we will benefit from our participation in niche research markets which, as they expand, may attract the attention of our competitors.

There can be no assurance that competitors have not or will not succeed in developing technologies and products that are more effective than any which have been or are being developed by us or which would render our products obsolete and noncompetitive. Many of our competitors have substantially greater experience, financial and technical resources and production, marketing and development capabilities than us. If we commence commercial sales of our products, we will also be competing with respect to manufacturing efficiency and sales and marketing capabilities.

Our strategy for growth is substantially dependent upon our ability to market and distribute products successfully. Other companies, including those with substantially greater financial, marketing and sales resources, compete with us, and have the advantage of marketing existing products with existing production and distribution facilities. There can be no assurance that we will be able to market and distribute products on acceptable terms, or at all. Our failure to market our products successfully could have a material adverse effect on our business, financial condition or results of operations.

Specifically, when we applied for our United States patents in 1997, a United States Patent search revealed 7 separate patents which related to different safety syringes. We also caused the preparation of a market report issued by Frost & Sullivan entitled "U.S. Disposable Needle, Syringe, and Related Products, Markets" Publication No. 5341-54. The market report described the market, pricing and the specific competition. We believe that there is virtually no competition other than one syringe manufacturer, presently located in Texas. The company which manufacturers this syringe is called Retractable Technologies Inc. ("RTI"). The syringe manufactured by RTI works on a pre-tension stainless spring which releases once the medicine chamber is emptied. The plunger will trigger the retraction by applying additional pressure. The price of this syringe is US$0.52 per 3CC syringe, whereas standard 3CC syringes sell at US$0.26. The syringe manufactured by RTI is currently marketed only in California because RTI is not able to produce enough product to satisfy the demand because the RTI design is labor intensive and does not allow on-line high speed production. We believe that the Syringe has the distinct design advantage in that the Syringe was designed and engineered for high speed production and its cost and is much more cost effective and not as labor intensive as the syringe produced by RTI.

Item 2. Description of Property.

Property held by the Company. The Company holds no property at this time.

The Company's Facilities. We lease office space located at 3-1482 Springfield Road, Kelowna, Canada from Tech-Nacan Consultants ("Tech-Nacan"). Tech-Nacan is a company owned by John Klippenstein, the Company's President, Chief Executive Officer and a director, and Maria Klippenstein, Secretary and the Treasurer of the Company. The Company also leases office space at 885 Dunsmuir Street in Vancouver, Canada. We also lease space in Great Plains Industrial Park in Saskatchewan for the assembly and storage of the Lens-O-Matic product. For the year ended May 31, 1999, we paid a total of US$33,751.00 toward the rental of our offices. For the year ended May 31, 2000, we paid US$35,350.00 toward the rental of our offices. We are obligated to make future lease payments as follows:


     Year                                     Payment
     ----                                     -------

     2001                                     US$19,453.00
     2002                                     US$19,453.00
     2003                                     US$19,453.00

Item 3. Legal Proceedings

There are no legal actions pending against the Company nor are any such legal actions contemplated.

Item 4. Submission of Matters to a Vote of Security Holders. Within the last fiscal year, we did not submit any matters to a vote of security holders.

PART II.

Item 5. Market for Common Equity and Related Stockholder Matters

Reports to Security Holders. The Company is now a reporting company with the Commission, and will provide an annual report to its security holders, which will include audited financial statements. The public may read and copy any materials filed with the Commission, including the Company's Registration Statement on Form 10-SB, and all exhibits, schedules and amendments thereto, at the Commission's Public Reference Room at 450 Fifth Street N.W., Washington, D.C. 20549. Copies of all or any part thereof may be obtained from such office after payment of fees prescribed by the Commission. The public may also obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330. The Commission maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the Commission. The address of that site is http://www.sec.gov.

We are authorized to issue 50,000,000 shares of common stock, $.001 par value, each share of common stock having equal rights and preferences, including voting privileges. We are also authorized to issue 5,000,000 shares of preferred stock with a par value of $.001. As of May 31, 2000 5,846,459 shares of the Company's common stock were issued and outstanding. As of May 31, 2000, 301,727 of the Company's redeemable preferred stock was issued and outstanding.

The shares of $.001 par value common stock of the Company constitute equity interests in the Company entitling each shareholder to a pro rata share of cash distributions made to shareholders, including dividend payments. The holders of the Company's common stock are entitled to one vote for each share of record on all matters to be voted on by shareholders. There is no cumulative voting with respect to the election of directors of the Company or any other matter, with the result that the holders of more than 50% of the shares voted for the election of those directors can elect all of the directors. The holders of the Company's common stock are entitled to receive dividends when, as and if declared by our Board of Directors from funds legally available therefor; provided, however, that cash dividends are at the sole discretion of our Board of Directors. In the event of liquidation, dissolution or winding up of the Company, the holders of common stock are entitled to share ratably in all assets remaining available for distribution to them after payment of liabilities of the Company and after provision has been made for each class of stock, if any, having preference in relation to the Company's common stock. Holders of the shares of the Company's common stock have no conversion, preemptive or other subscription rights, and there are no redemption provisions applicable to the Company's common stock. All of the outstanding shares of the Company's common stock are duly authorized, validly issued, fully paid and non-assessable.

Dividend Policy. Any payment of dividends will be at the sole and absolute discretion of our Board of Directors and will depend upon earnings, financial condition, capital requirements, amount of indebtedness, contractual restrictions with respect to payment of dividends, and other factors. Any such dividends may be paid in cash, property or shares of the Company's capital stock. We have not paid any dividends since the Company's formation, and it is not probable that any dividends on the Company's $.001 par value common stock will be declared at any time in the foreseeable future. Any future dividends will be subject to the discretion of our Board of Directors, and will depend upon, among other things, the operating and financial condition of the Company, the Company's capital requirements and general business conditions. Therefore, there can be no assurance that any dividends on the Company's $.001 par value common stock will be paid in the future.

Stock Options. Our Board of Directors have adopted a stock option plan ("Stock Option Plan"). The Stock Option Plan is designed to retain qualified and competent officers, employees and directors of the Company. Our Board of Directors, or a committee thereof, shall administer the Stock Option Plan and is authorized, in its sole and absolute discretion, to grant options thereunder to all eligible employees of the Company, including officers and directors (whether or not employees) of the Company. Options will be granted pursuant to the provisions of the Stock Option Plan on such terms and at such prices as determined by the Company's Board of Directors. Options granted pursuant to the Stock Option Plan will be exercisable after the period specified in the option agreement. Options granted under the Stock Option Plan will not be exercisable after the expiration of ten (10) years from the date of grant. The Stock Option Plan will also authorize the Company to make loans to optionees to enable them to exercise their options.

Warrants. As of May 31, 2000, there were 2,923,230 warrants outstanding. Each of these warrants expire by their own terms 90 days after the first trade of the Company's stock on the Over-the-Counter Bulletin Board. Each warrant grants the holder to purchase one share of the Company's $.001 par value common stock for US$5.00 per share. Each warrant was issued pursuant to Rule 506 of Regulation D promulgated by the Securities and Exchange Commission.

Item 6. Plan of Operation

THIS ANNUAL REPORT SPECIFIES FORWARD-LOOKING STATEMENTS OF OUR MANAGEMENT ("FORWARD-LOOKING STATEMENTS") INCLUDING, WITHOUT LIMITATION, FORWARD-LOOKING STATEMENTS REGARDING OUR EXPECTATIONS, BELIEFS, INTENTIONS AND FUTURE STRATEGIES. FORWARD-LOOKING STATEMENTS ARE STATEMENTS THAT ESTIMATE THE HAPPENING OF FUTURE EVENTS AND ARE NOT BASED ON HISTORICAL FACTS. FORWARD-LOOKING STATEMENTS MAY BE IDENTIFIED BY THE USE OF FORWARD-LOOKING TERMINOLOGY, SUCH AS "COULD", "MAY", "WILL", "EXPECT", "SHALL", "ESTIMATE", "ANTICIPATE", "PROBABLE", "POSSIBLE", "SHOULD", "CONTINUE", "INTEND" OR SIMILAR TERMS, VARIATIONS OF THOSE TERMS OR THE NEGATIVE OF THOSE TERMS. THE FORWARD-LOOKING STATEMENTS SPECIFIED IN THIS ANNUAL REPORT ON FORM 10-KSB HAVE

BEEN COMPILED BY US ON THE BASIS OF ASSUMPTIONS MADE BY US AND CONSIDERED BY US TO BE REASONABLE. OUR FUTURE OPERATING RESULTS, HOWEVER, ARE IMPOSSIBLE TO PREDICT AND NO REPRESENTATION, GUARANTY, OR WARRANTY IS TO BE INFERRED FROM THOSE FORWARD-LOOKING STATEMENTS.

THE ASSUMPTIONS USED FOR PURPOSES OF THE FORWARD-LOOKING STATEMENTS REPRESENT ESTIMATES OF FUTURE EVENTS AND ARE SUBJECT TO UNCERTAINTY AS TO POSSIBLE CHANGES IN ECONOMIC, LEGISLATIVE, INDUSTRY, AND OTHER CIRCUMSTANCES. AS A RESULT, THE IDENTIFICATION AND INTERPRETATION OF DATA AND OTHER INFORMATION AND THEIR USE IN DEVELOPING AND SELECTING ASSUMPTIONS FROM AND AMONG REASONABLE ALTERNATIVES REQUIRE THE EXERCISE OF JUDGMENT. TO THE EXTENT THAT THE ASSUMED EVENTS DO NOT OCCUR, THE OUTCOME MAY VARY SUBSTANTIALLY FROM ANTICIPATED OR PROJECTED RESULTS, AND, ACCORDINGLY, NO OPINION IS EXPRESSED ON THE ACHIEVABILITY OF THOSE FORWARD-LOOKING STATEMENTS. NO ASSURANCE CAN BE GIVEN THAT ANY OF THE ASSUMPTIONS RELATING TO THE FORWARD-LOOKING STATEMENTS SPECIFIED IN THIS REPORT ARE ACCURATE, AND WE ASSUME NO OBLIGATION TO UPDATE ANY SUCH FORWARD-LOOKING STATEMENTS.

General. We are not currently producing commercial quantities of our products nor are we currently supplying any services to any third parties. No assurance can be given that we will, on a timely basis, be able to make the transition from manufacturing testing quantities of the Syringe to commercial production quantities successfully or be able to arrange for contract manufacturing. We have produced 33,000 units of our eye care products. Our current production capacity does allow for the production of commercial quantities of our eye care products. We believe that we can increase our output to 150,000 units. We have a second set of dyes designed that will have a 300,000 unit capacity which would allow the production of a total of 450,000 units of our eye care products per month.

We anticipate that we will contract out the first two years of production of the Syringe. At the end of the second year of production, we anticipate we will engage in significant discussions regarding the potential for the construction of our own production facility. We recognize that the construction of our own production facility will be contingent upon us having reached our sales and profit projections. We anticipate that we will present this issue for vote by our Board of Directors and shareholders. In this regard, we anticipate that we will locate our production facilities in North America, specifically, the State of Washington, due to its strategic location for penetration into the United States and Canadian markets.

Our eye care products are currently produced in Canada. We own all of the necessary injection molds. We contract out for the production of components needed for the assembly and packaging of our eye care products. The actual assembly and packaging are subcontracted out at this time. All of our other products, those either currently in production or the subject of future production, will be produced on a contract basis through plants that are FDA approved for production of medical products.

We are currently negotiating with the Irish Development Board in Ireland ("Development Board"). Representatives from the Development Board have met with our Board of Directors on 3 different occasions and have offered to assist us in establishing a production facility in Ireland. We have already sent representatives to Ireland to discuss the production of the Syringe as well as strategic alliances for market distribution of our products. Our plans to construct a production facility are merely preliminary. As such, we have not reached an estimation of the capital resources necessary to fund such a project nor have we determined how long such a project would take to complete. We anticipate that at the end of the projected two-year period, we will have a sufficient revenue stream to finance, at least partially, the construction of the proposed production facilities. However, there can be no assurance that we will have the necessary funds at the end of the two-year period to construct our proposed production facilities. Should we not have the necessary funds, we anticipate that we will continue to cause our products to be produced on a contract basis.

The manufacture of our products involves a number of steps and requires compliance with stringent quality control specifications imposed by us and various regulators. We may not be able to quickly replace our manufacturing capacity if we were unable to use our manufacturing facilities as a result of a fire, natural disaster (including earthquake), equipment failure or other difficulty, or if such facilities are deemed not in compliance with the various regulators' requirements and the non-compliance could not be rapidly rectified. Our inability or reduced capacity to manufacture or have manufactured any of our products would have a material adverse effect on our business and results of operations.

We currently have access to the necessary production facilities to produce our line of eye care products on a commercial basis. We have FDA approval to market our line of eye care products in the United States. Also, as previously discussed, we have the necessary Canadian approval to market our eye-care products in Canada. We have commenced marketing the Lens-O-Matic in Canada as well as the United States. Shippert Medical will be marketing our eye care products in the United States as well as in Canada. We have entered into a marketing and distribution contract with Shippert Medical. The contract has an initial two-year term with a two-year renewal option.

Our products will be subject to numerous foreign government standards and regulations that are continually being amended. Although we will endeavor to satisfy foreign technical and regulatory standards, there can be no assurance that our products will comply with foreign government standards and regulations, or changes thereto, or that it will be cost effective for us to redesign our products to comply with such standards or regulations. Our inability to design or redesign products to comply with foreign standards could have a material adverse effect on our business, financial condition and results of operations.

Our business and the business of our subsidiary will expose us to potential product liability risks that are inherent in the testing, manufacturing and marketing of medical products. We do not currently have product liability insurance, and there can be no assurance that we will be able to obtain or maintain such insurance on acceptable terms or, if obtained, that such insurance will provide adequate coverage against potential liabilities. We face an inherent business risk of exposure to product liability and other claims in the event that the development or use of our technology or products is alleged to have resulted in adverse effects. Such risk exists even with respect to those products that are manufactured in licensed and regulated facilities or that otherwise possess regulatory approval for commercial sale. There can be no assurance that we will avoid significant product liability exposure. There can be no assurance that insurance coverage will be available in the future on commercially reasonable terms, or at all, or that such insurance will be adequate to cover potential product liability claims or that a loss of insurance coverage or the assertion of a product liability claim or claims would not materially adversely affect our business, financial condition and results of operations. While we have taken, and will continue to take, what we believes are appropriate precautions, there can be no assurance that we will avoid significant liability exposure. An inability to obtain product liability insurance at acceptable cost or to otherwise protect against potential product liability claims could prevent or inhibit the commercialization of our products. A product liability claim could have a material adverse effect on our business, financial condition and results of operations.

There can be no assurance that additional funding will be available under favorable terms, if at all. If adequate funds are not available, we may be required to curtail operations significantly or to obtain funds through entering into arrangements with collaborative partners or others that may require us to relinquish rights to certain of our products. We believe that we are poised to maintain our long-term liquidity. This is based upon cash flow projections prepared by us. We believe we have raised enough capital to allow us to meet our financial obligations for a period of at least twelve (12) months from May 31, 2000. However, our forecast for the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could fail as a result of a number of factors.


Liquidity and Capital Resources. Cash and equivalents constitute our current internal sources of liquidity. Because we are not generating any revenues from the sale or licensing of our products, our only external source of liquidity is the sale of our capital stock.

Operations Review.

May 31, 2000 and 1999 Audited Financial Statements.

The Company has attached the audited financial statements as at May 31, 2000 and May 31, 1999 to this Annual Report on Form 10KSB. The Company's balance sheet as at May 31, 2000 shows a cash balance of $959,318.00 compared to a $346,646.00 cash balance at the same time in the previous year. Accounts receivable at May 31, 2000 were $21,070.00 compared to a $26,442.00 balance at the same time in the previous year. Product rights as at May 31, 2000 were valued at $12,504.00, down slightly from the $16,740.00 reported in the previous year.

During 2000, we increased our paid-up capital from $1,171,009.00 to $2,201,056.00 through the sale of our common stock. The accumulated deficit during that period increased from $(1,157,566.00) to $(1,666,401.00). The majority of the loss was related to ongoing business expenses, including, but not limited to:

     o    Consulting fees of $56,441.00, up from $20,889.00 the previous year;

     o    Director's fees of $6,104.00, down from $6,904.00 the previous year;

     o Legal and accounting of $84,574.00, up from $42,575.00 the previous year;

     o Management fees and wages of $151,751.00, up from $70,654.00 the previous year;

     o Office and administration fees of $68,043.00, up slightly from $63,750.00 the previous year;

     o Product development expenses of $17,785.00, up from $0 the previous year;

     o    Rent of $35,350.00; and

     o    Travel expenses of $19,360.00, up from $4,792.00 the previous year.

During the year ended 2000, the Company incurred a net loss of $(508,835.00) down from the previous years net loss of $(726,055.00). One of the major differences between the years is the $374,128 Lens-O-Matic product rights and write down of inventory of $(55,734.00). These are one time items and the total effect of these two items was a $429,862.00 greater loss than would have otherwise occurred. When the 1999 year-end expenses are normalized, the loss is US$296,191.00, as compared to US$508,835.00 loss in 2000.

Marketing and Channels of Distribution.

The Syringe. We anticipate that we will obtain the necessary plastic for the injection molds used to manufacture the Syringe from various domestic and international suppliers. Initially, Tessey Plastics of Elbridge, New York will be manufacturing the Syringe on a contract basis. The engineering for the molds and dyes are near completion. We believe we will be able to readily obtain the necessary packaging for the Syringe. We do not believe that our sales will be affected by seasonal factors. Subject to appropriate capitalization, we believe that prototypes of the Syringe will be ready for testing within the next year. Shortly after the prototypes are ready for testing, we believe we will be able to complete testing in Canada and gain the necessary regulatory approvals. We believe we will complete the necessary United States testing as well as secure the required United States regulatory approval within the next year.

Once testing of the Syringe is completed, and assuming FDA approval is received, we hope to manufacture, or cause to be manufactured, a specified number of units of the Syringe, which will be provided, at no charge, to a target group of physicians for testing. We plan to provide units to various individuals who are to form part of the testing group. These individuals will be asked to try the Syringe and report their findings. We will then utilize professionals such as doctors and related health care professionals who approve, recommend and endorse our products, including the Syringe. Thereafter, we anticipate that the Syringe will be supplied to large national distributors within specific regions all over the world. We anticipate that the distributors will thereafter market the Syringe to pharmacy and medical supply companies. Our overall operating plan is to act as a manufacturer, selling directly and only to distributors and retail chains. We hope that the product will gain acceptance in the medical community and that our skill in positioning and merchandising our products and technology will enable us to acquire a commercially reasonable portion of the market.

Lens-O-Matic. We anticipate that our eye care products will be sold both by retail stores and as a kit distributed by the medical profession. We expect that our eye care products will be sold through pharmacies, wholesale drug distributors and chain stores and that such products will be sold to Optometrists and Ophthalmologists directly by our sales representatives. We have recently secured FDA approval for the manufacturing and distribution of a first product run of our eye-care products. We have developed our own dyes and injection molds for our Lens-O-Matic and related products.

We have paid for all of the dyes and molds and currently own them. The first product run of our eye care products includes the utilization of our production dyes at full capacity, the production of a marketable product which exceeds FDA standards for medical devices. We manufacture the necessary components for the Lens-O-Matic and related products in Saskatchewan, Canada. We are currently negotiating with Shippert Medical Technologies of Englewood, Colorado ("Shippert") pursuant to which we anticipate that Shippert will distribute our product line in the United States. We anticipate that our agreement with Shippert will be finalized within the second fiscal quarter of 2000. We have begun marketing our eye-care products. We have received requests for the Lens-O-Matic from the United States, Europe and Asia.

We plan to focus our initial marketing efforts in Canada and the United States. We hope to eventually expand our product marketing and sales into Europe, South America, Central America, Mexico and Asia. We plan to market our products by advertising in catalogs and medical journals, by distributing brochures (both written and video), by direct mail and by posters. Follow-up calls will be made to promising prospects. This approach will be our primary marketing method. It is expected that our personnel will attend various trade shows and medical conventions in order to introduce the Syringe with the hope of gaining endorsements and approvals. There can be no assurance that we will be able to successfully establish other methods of marketing and sales of our products should it become necessary or desirable in the future. A significant portion of our sales may be made through independent distributors over which we have no control and who also will represent products of other companies. We recognize that in order to increase market awareness and the marketing potential of our products, we must hire adequate personnel and institute effective advertising in the most cost effective way.

Company's Plan of Operation For Next 12 Months. During the next 12 months, we plan to continue developing the Syringe and Lens-O-Matic products. We hope that our efforts will allow us to develop markets in other jurisdictions. We cannot guarantee, however, that we will be able to acquire the necessary regulatory approval to market the Syringe and our Lens-O-Matic products in additional markets. We anticipate further developing relationships with certain distributors who will facilitate the distribution of the our products in additional markets. We will also continue to research ways to improve the attractiveness of the product and the appeal to the average household. We will also pursue other opportunities as they arise.

Changes in Number of Employees. During the next 12 months, depending on the success of our marketing plan, we may be required to hire additional employees; however, we are not able to provide a reasonable estimate of the number of such additional employees which may be required at this time.

Item 7.  Financial Statements

The financial statements specified in Regulation 228.310 (Item 310) are filed with this Annual Report on Form 10-KSB.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

There have been no changes in or disagreements with the Company's accountants since the formation of the Company required to be disclosed pursuant to Item 304 of Regulation S-B except for the following:

On November 17, 1999, we dismissed our former independent auditor Joe Maciel Inc., Chartered Accountants ("Joe Maciel, Inc."), based on our agreement with Mr. Maciel that such action is in the best interest of both Joe Maciel, Inc., and the Company. Effective as of that date, we engaged KPMG LLP ("KPMG") as our new independent auditor. The decision to end the Company's relationship with Joe Maciel, Inc. and to engage KPMG was unanimously approved by our Board of Directors.

Over the course of Joe Maciel, Inc.'s engagement, the Company and Joe Maciel, Inc. had no disagreements on any matters of accounting principles or practices, financial statement disclosure, auditing scope or procedure, which disagreement, if not resolved to the satisfaction of Joe Maciel, Inc. would have caused it to make reference to the subject matter of the disagreement in connection with any report or opinion it might have issued. Furthermore, neither of Joe

Maciel Inc.'s reports on the Company's financial statements for the past two years contained an adverse opinion, disclaimer of opinion, or modification or qualification of opinion.

Joe Maciel's consent letter was attached to our Amendment No. 4 to our Form
10-SB.

PART III.

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

The directors and principal executive officers of the Company are as specified on the following table:


Name                 Age     Position                                               Term as Director
----                 ---     --------                                               ----------------
John Klippenstein     61     President, Chief Executive Officer and Director        From inception to present

Peter McFadden        44     Vice President, Chief Financial Officer and Director   From inception to present

Maria Klippenstein    59     Secretary and Treasurer

David A. Gramlich     59     Director                                               From inception to present

Colin Lee             62     Director                                               From inception to present

John Gergely          35     Director                                               From inception to present

Dr. Jeffrey Berg      57     Director                                               From February 28, 2000 to present


John Klippenstein is the President, Chief Executive Officer and a director of the Company. He received his education in Winnipeg and received a Certified Engineering Technician degree in 1964 from Red River College in Winnipeg, Manitoba. From 1980 to present, Mr. Klippenstein has been the President and owner of Tech-Nacan Consultants. From 1994 to present, Mr. Klippenstein has been the President of the Company's subsidiary, L.O.M. Laboratories, Inc. Mr. Klippenstein is currently a director of Highland Security Corporation and has been since 1996. Mr. Klippenstein has also worked for several land development companies until 1969 when he started his personal land development and construction management company, which still has holdings in Kelowna, British Columbia. As owner of Tech-Nacan Consultants Inc., Mr. Klippenstein has developed and built many large commercial and industrial projects including health care facilities, clinics, schools, institutional buildings, senior citizen housing, high rise apartment complexes, recreational complexes, and food processing facilities in Manitoba, Saskatchewan and Alberta.

Peter McFadden is the Chief Financial Officer and a director of the Company. Mr. McFadden began his university education in 1979. He received his Bachelor of Science degree at McMaster University, and a Masters Degree in Business Administration from the University of Windsor in 1982. From 1994 to present, Mr. McFadden has operated his own public accounting firm under the name of Peter McFadden Inc. Chartered Accountants. Prior to establishing his own accounting practice, Mr. McFadden spent 12 years as a Senior Manager for a national public accounting firm. Mr. McFadden is also a lecturer at Okanagan University.

Maria Klippenstein is Secretary and Treasurer of the Company. Mrs. Klippenstein has completed university level studies in industrial accounting including bookkeeping, accounts receivable and accounts payable, and banking. From 1980 to present, Mrs. Klippenstein has been the Secretary and Treasurer of Tech-Nacan Consultants. From 1994 to present, Mrs. Klippenstein has been the Secretary and Treasurer of L.O.M. Laboratories, Inc., the Company's subsidiary. Mrs. Klippenstein has 20 years of experience in accounting and is proficient in AccPac accounting software and cost accounting. Mrs. Klippenstein is also an accomplished artist and photographer.

David A. Gramlich is a director of the Company. Mr. Gramlich began his business career in 1968 in the field of real estate. From 1968 to 1979, he worked as a manager of several real estate firms. From 1979 to 1998, Mr. Gramlich was a self-employed businessman specializing in real estate and development. Mr. Gramlich also owned Video Max, a company which owned and operated four video stores in the City of Langley, British Columbia. Since 1998, Mr. Gramlich has been employed by Candan R.V. Centre as a sales and lease consultant. Mr. Gramlich has participated in industrial, commercial and institutional transactions.

Colin Lee, M. D., is a director of the Company. Dr. Lee came to Canada in 1968 after having received his medical degree from Capetown University in South Africa in 1966. Since his arrival in Canada, Dr. Lee has worked in the specialty of radiology. Dr. Lee owns and operates 5 radiology clinics in Vancouver Island and Victoria, British Columbia, in partnership with Dr. Sidney Joss. Dr. Lee not only brings his medical knowledge to the Company, but also his investment experience.

John Gergely, M. D., is a director of the Company. Dr. Gergely currently works at Vancouver General Hospital, where he interns, specializing as an anesthetist. Dr. Gergely graduated from the Royal University Hospital in Saskatoon, Saskatchewan with a Medical Doctorate Degree. He graduated second in his class of 60. Dr. Gergely anticipates participating in the Company's medical product research and testing activities. Dr. Gergley has been a Medical Doctor for five years.

Jeffrey Berg, Ph.D., is a director of the Company. Dr. Berg is a senior research analyst as well as a prime consultant to medical companies located within the United States, including, but not limited to, Johnson & Johnson and Bausch & Lomb. Dr. Berg typically associates himself with companies offering pharmaceutical, biotechnological and medical-device and diagnostic products. Dr. Berg has also been published in medical publications. Dr. Berg is the owner and President of Health Care Insights. Health Care Insights has offices in Edison, New Jersey.

None of the officers and directors have been officers and directors of reporting companies.

John Klippenstein and Maria Klippenstein are husband and wife. Other than the persons listed above, there are no significant employees expected by us to make a significant contribution to our business. All directors of the Company will serve until the next annual meeting of stockholders. The Company's executive officers are appointed by our Board of Directors and serve at the discretion of the Board of Directors.

There are no orders, judgments, or decrees of any governmental agency or administrator, or of any court of competent jurisdiction, revoking or suspending for cause any license, permit or other authority to engage in the securities business or in the sale of a particular security or temporarily or permanently restraining Mr. Klippenstein, Mr. McFadden, Dr. Gergley, Mr. Gramlich, Dr. Lee, Dr. Berg or Mrs. Klippenstein from engaging in or continuing any conduct, practice or employment in connection with the purchase or sale of securities, or convicting such person of any felony or misdemeanor involving a security, or any aspect of the securities business or of theft or of any felony, nor are Mr. Klippenstein, Mr. McFadden, Dr. Gergley, Mr. Gramlich, Dr. Lee, Dr. Berg or Mrs. Klippenstein the officers or directors of any corporation or entity so enjoined.

Section 16(a) Beneficial Ownership Reporting Compliance. We believe that all of our officers, directors and principal shareholders have filed all reports required to be filed by those persons on, respectively, Form 3 (Initial Statement of Beneficial Ownership of Securities), Form 4 (Statement of Changes of Beneficial Ownership of Securities), or Form 5 (Annual Statement of Beneficial Ownership of Securities).

Item 10. Executive Compensation.

Any compensation received by officers, directors, and management personnel of the Company will be determined from time to time by our Board of Directors. Officers, directors, and management personnel of the Company will be reimbursed for any out-of-pocket expenses incurred on behalf of the Company. Compensation to the Company's officers is specified on the following chart:

The table set forth below summarizes the annual and long-term compensation for services in all capacities to the Company for the year ended payable to the President of the Company and the other executive officers of the Company whose total annual salary and bonus is anticipated to exceed US$50,000 during the year ending May 31, 2001.

Name of Individual or Identity of   Capacities in which Remuneration          Aggregate Remuneration
Group                               was received

John Klippenstein                   President and Chief Executive Officer     US$140,000.00


Shares Issued as Compensation for Services. During the Company's fiscal year ended May 31, 2000, we did not issue any shares of our $.001 par value common stock as compensation for consulting and other services.

Compensation of Directors. Directors who are also employees of the Company receive no extra compensation for their service on the Board of Directors of the Company. Each director of the Company receives reimbursement for actual and necessary expenses incurred in attending meetings of the Board.

Item 11.  Security Ownership of Certain Beneficial Owners and Management.

The following tables set forth certain information regarding the beneficial ownership of the Company's common stock as of May 31, 2000, by:

     o each person or entity known by us to be the beneficial owner of more than 5% of the outstanding shares of common stock;

     o    each of the Company's directors and named executive officers; and

     o    all directors and executive officers of the Company as a group.

The number of shares outstanding of the issuer's only class of Common Stock, $.001 par value, was 5,846,459 on May 31, 2000.

(a) Security Ownership of Certain Beneficial Owners. Other than officers and directors, there are no other persons who are beneficial owners of 5% or more of the Company's issued and outstanding common stock.

(b) Security Ownership of Management. The directors and principal executive officers of the Company directly or beneficially own, in the aggregate, 3,729,879 shares of the Company's common stock, or approximately 63.7 % of the issued and outstanding common shares, as set forth on the following table (percentages are rounded off to the nearest one-tenth of one percent):

Title of Class      Name of Beneficial Owner             Amount               Percent of Class
 Common Stock          David E. Gramlich                 40,000                     .07%
                         21274-87 Place                 Director
                     Langley, B.C. V1M 1Z8

 Common Stock              Colin Lee                     55,000                     .09%
                       2749 McCall Place                Director
                     Victoria, B.C. V8N 5Y8

 Common Stock            Peter McFadden                   4,100                     .007%
                        418 Oakview Road          Vice President, Chief
                     Kelowna, B.C. V1W 4K2       Financial Officer and a
                                                        Director

 Common Stock          John Klippenstein              3,629,776 (1)                62.08%
                       494 Casa Rio Drive      President, Chief Executive
                     Kelowna, B.C. V1Z 3L6       Officer and a Director

 Common Stock          Maria Klippenstein             3,629,776 (2)                62.08%
                       494 Casa Rio Drive        Secretary and Treasurer
                     Kelowna, B.C. V1Z 3L6

 Common Stock             John Gergely                    1,000                    .0001%
                       21327-86A Cresent                Director
                     Langley, B.C. V1M 2A1

(1) Includes 1,814,084 shares of the Company's $.001 par value common stock owned by Mr. Klippenstein's wife, Maria Klippenstein.

(2) Includes 1,814,084 shares of the Company's $.001 par value common stock owned by Mrs. Klippenstein's husband, John Klippenstein.

Changes in Control. We are not aware of any arrangements which may result in "changes in control" as that term is defined by the provisions of Item 403(c) of Regulation S-B.

Item 12. Certain Relationships and Related Transactions.

Related Party Transactions. Related Party Transactions. On or about January 1, 1998, prior to becoming a subsidiary of the Company, L.O.M. Laboratories Inc., purchased from John Klippenstein all product rights to the Lens-O-Matic. L.O.M. Laboratories Inc. paid a purchase price of CDN$542,000 allocated as follows:

     o L.O.M. Laboratories Inc. forgave John Klippenstein's debt of CDN$101,329; and

     o L.O.M. Laboratories Inc. issued, to John Klippenstein, 4000 of the Company's Class "C" Preferred Shares valued at CDN$440,671.

At the time of the transaction, John Klippenstein was serving as the President, Chief Executive Officer and a director of the Company as well as serving as President and a director of L.O.M. Laboratories Inc. John Klippenstein signed the Purchase and Sale Agreement in his individual capacity as seller and as the authorized officer of L.O.M. Laboratories Inc. At the time of the transaction, Mr. Klippenstein's wife, Maria Klippenstein, was both the Secretary and the Treasurer of L.O.M. Laboratories Inc. and the Secretary and Treasurer of the Company. The value of the investment will ultimately be determined by the acceptance of the product in the market place which is uncertain at this time.

On or about June 1, 1997, the Company agreed to purchase 4,800 of the 5,000 total issued and outstanding shares of L.O.M. Laboratories Inc.'s Class "A" common shares; however, the effective date of such purchase was not until January 13, 1998, when the shareholders and directors of L.O.M. Laboratories, Inc., approved the sale. The Company agreed to pay US$1.00 per share. This represents a 96% interest in the subsidiary. The other 200 issued and outstanding common shares are owned by John and Maria Klippenstein. At the time of the transaction, John Klippenstein was serving as the President, Chief Executive Officer and a director of the Company as well as serving as President and a director of L.O.M. Laboratories Inc. At the time of the transaction, Mr. Klippenstein's wife, Maria Klippenstein, was both the Secretary and the Treasurer of L.O.M. Laboratories Inc., and the Secretary and the Treasurer of the Company.

The Company leases its office space from 494040 B.C. Ltd. ("Tech-Nacan Consultants"). Tech-Nacan Consultants, a British Columbia corporation, is a real estate development company owned by John Klippenstein, President, Chief Executive Officer and a director of the Company, and Maria Klippenstein, Secretary and Treasurer of the Company. For the year ended May 31, 2000, the Company paid US$19,397.00 for that office space.

On or about October 27, 1997, with the Board of Director's approval, the Company and John Klippenstein executed a five-year employment contract. Under the agreement, John Klippenstein is to provide management services for the Company for which the Company agreed to pay US$120,000 for the first year with a US$10,000 increase every year thereafter, resulting in a final fifth year salary of US$160,000. John Klippenstein currently is the President, Chief Executive Officer and a director of the Company. During the year ended May 31, 2000, the Company paid US$151,751.00 to Mr. Klippenstein.

On or about July 10, 1997, the Company's subsidiary, L.O.M. Laboratories Inc. entered into a Loan Agreement with David A. Gramlich, a current director of the Company. Under the terms of the Loan Agreement, L.O.M. Laboratories Inc. loaned Mr. Gramlich CDN$17,000, interest to accrue at the Royal Bank prime rate. On or about May 31, 2000, Mr. Gramlich paid, in full, the loan back to the Company.

During the year ended May 31, 2000, the Company paid to Peter McFadden, Vice President and Chief Financial Officer and a director of the Company, US$14,997.00 in legal and accounting fees.

During the year ended May 31, 2000, the Company paid to Maria Klippenstein, Secretary and the Treasurer of the Company and wife of John Klippenstein, President, Chief Executive Officer and a director of the Company, US$38,810.00 in office and administrative fees.

During the year ended May 31, 2000, the Company paid to Pam Klippenstein, relative of Maria and John Klippenstein, office and administration fees in the amount of US$17,041.00 for office management fees for the management of the Company's subsidiaries' office.

The persons serving as officers and directors of the Company have existing responsibilities and, in the future, may have additional responsibilities, to provide management and services to other entities in addition to the Company. As a result, conflicts of interest between the Company and the other activities of those persons may occur from time to time. We will attempt to resolve any such conflicts of interest in favor of the Company. The officers and directors of the Company are accountable to the Company and its shareholders as fiduciaries, which requires that such officers and directors exercise good faith and integrity in handling our affairs. A shareholder may be able to institute legal action on behalf of the Company or on behalf of that shareholder and all other similarly situated shareholders, to recover damages or for other relief in cases of the resolution of conflicts in any manner prejudicial to the Company.

Item 13.  Exhibits and Reports on Form 8-K

         (a) Exhibits

Exhibit No.

3.1       Certificate of Incorporation (Charter Document)*

3.2       Amendment to Certificate of Incorporation (Charter Document)*

3.3       Amendment to Certificate of Incorporation (Charter Document)*

3.4       Bylaws*

4.        Instruments Defining the Rights of Holders (Not Applicable

10.1      (List Material Contracts)*

11.       Statement Re: Computation of Per Share Earnings(Loss)**

16.       Letter on change in certifying accountant (Not Applicable)

18.       Letter on Change in Accounting Principles (Not Applicable)

21.       Subsidiaries of the Registrant**

22.       Published Report Regarding Matters Submitted to Vote (Not Applicable)

23.1      Consent of Auditors (Not Applicable)

23.2      Consent of Counsel (Not Applicable)

24.       Power of Attorney (Not Applicable)

27.       Financial Data Schedule

99.       Additional Exhibits (Not Applicable)

*Previously filed as Exhibits to Registration Statement on Form 10-SB and all amendments thereto filed with the Commission.

**Included in consolidated financial statements filed herewith.

         (b) Reports on Form 8-K

         No reports on Form 8-K have been filed.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned in the City of Kelowna, British Columbia, Canada, on August __, 2000.

                                             L.O.M. Medical International, Inc.,
                                             a Delaware corporation

                                          By: /s/ John Klippenstein
                                             -----------------------------------
                                                  John Klippenstein
                                         Its:     President

                      AUDITORS' REPORT TO THE STOCKHOLDERS


We have audited the consolidated balance sheets of L.O.M. Medical International Inc. and subsidiary, a development stage enterprise, as at May 31, 2000 and 1999 and the consolidated statements of loss, cash flows and stockholders' equity and comprehensive income for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards in the United States of America. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of L.O.M. Medical International Inc. and subsidiary as at May 31, 2000 and 1999 and the consolidated results of its operations and its cash flows for each of the years in the period ended May 31, 2000, in accordance with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the consolidated financial statements, the Company has accumulated a deficit since inception of $1,666,401. This factor, as discussed in Note 1 a) raises substantial doubt about the Company's ability to continue as a going concern. Managements plans in regard to these matters are also described in note 1a). The financial statements do not include any adjustments that might result from the outcome of these uncertainties.


Signed "KPMG LLP"


Chartered Accountants


Kelowna, Canada

June 22, 2000

L.O.M. MEDICAL INTERNATIONAL INC.
(A Development Stage Enterprise)

Consolidated Balance Sheets
$ United States

May 31, 2000 and 1999

----------------------------------------------------------------------------------
                                                            2000           1999
----------------------------------------------------------------------------------
Assets

Current assets
     Cash                                               $   959,318    $   346,646
     Accounts receivable                                     21,070         26,442
     Inventory                                                   --            100
     Prepaid expenses                                         6,820          3,353
----------------------------------------------------------------------------------
                                                            987,208        376,541

Advances and deposits                                        42,000             --

Product rights and patent costs (note 2)                     12,504         16,740

Capital assets (note 3)                                      47,124         49,869

----------------------------------------------------------------------------------
                                                        $ 1,088,836    $   443,150
----------------------------------------------------------------------------------

Liabilities and Stockholders' Equity

Current liabilities
     Accounts payable and accrued liabilities           $    27,791    $    36,404

Redeemable preferred shares (note 4)                        301,727        301,727

Share subscriptions (note 5 (b))                            185,513         62,731

Stockholders' equity
     Capital stock (note 5)                                   5,846          5,519
     Additional paid in capital                           2,201,056      1,171,009
     Deficit accumulated during the development stage    (1,666,401)    (1,157,566)
     Accumulated other comprehensive income                  33,304         23,326
----------------------------------------------------------------------------------
                                                            573,805         42,288

----------------------------------------------------------------------------------
                                                        $ 1,088,836    $   443,150
----------------------------------------------------------------------------------

See accompanying notes to financial statements

On behalf of the Board:

_____________________  Director

_____________________  Director

L.O.M. MEDICAL INTERNATIONAL INC.
(A Development Stage Enterprise)

Consolidated Statements of Loss
$ United States

Years ended May 31, 2000 and 1999

----------------------------------------------------------------------------------
                                     From Inception
                                     (March 17, 1997)     2000            1999
                                     to May 31, 2000
----------------------------------------------------------------------------------
Expenses
     Advertising                        $    14,135    $     2,017    $     4,729
     Amortization                            46,560         17,991         17,661
     Automotive                              44,507         17,580         15,865
     Consulting fees                        124,227         56,441         20,889
     Design plans                            10,911             --             --
     Director's fees                         21,528          6,104          6,904
     Foreign exchange loss                   15,276         12,646          6,187
     Insurance                               12,555          9,131            376
     Interest and bank charges                8,891          5,604          1,034
     Legal and accounting                   174,083         84,574         42,575
     Licences, fees and dues                  4,341          3,476            575
     Management fees and wages              366,264        151,751         70,654
     Office and administration              175,743         68,043         63,750
     Product development                     26,584         17,785             --
     Promotion and entertainment             15,805          2,977          4,265
     Rent                                   115,042         35,350         33,751
     Repairs and maintenance                  2,316             --            177
     Telephone and utilities                 39,987         12,787         13,706
     Travel                                  52,704         19,360          4,792
     Video production                        26,272          6,232          9,915
     Write down of inventory                 55,734             --         55,734
     Write down of product rights and
       patent costs                         374,128             --        374,128
----------------------------------------------------------------------------------
                                          1,727,593        529,849        747,667
----------------------------------------------------------------------------------
Loss from operations                     (1,727,593)      (529,849)      (747,667)

Other income
     Interest income                         61,192         21,014         21,612

----------------------------------------------------------------------------------
Net loss                                $(1,666,401)   $  (508,835)   $  (726,055)
----------------------------------------------------------------------------------


Loss per share                                         $     (0.09)   $     (0.13)


Weighted average shares used                             5,611,927      5,503,339
----------------------------------------------------------------------------------

See accompanying notes to financial statements

L.O.M. MEDICAL INTERNATIONAL INC.
(A Development Stage Enterprise)

Consolidated Statements of Cash Flows
$ United States

Years ended May 31, 2000 and 1999

-------------------------------------------------------------------------------------------
                                               From inception
                                               (March 17, 1997)     2000           1999
                                               to May 31, 2000
-------------------------------------------------------------------------------------------
Operating activities
   Net loss                                      $(1,666,401)   $  (508,835)   $  (726,055)

   Items not involving cash
     Amortization                                     46,560         17,991         17,661
     Gain on sale of capital assets                   (2,659)            --             --
     Write down of inventory                          55,734             --         55,734
     Write down of product rights                    374,128             --        374,128

   Changes in non-cash working capital
     Accounts receivable                             (21,070)         5,372        (14,996)
     Inventory                                       (55,734)           100        (55,834)
     Prepaid expenses                                 (6,820)        (3,467)         8,532
     Accounts payable and accrued liabilities         27,791         (8,613)        15,100
-------------------------------------------------------------------------------------------
                                                  (1,248,471)      (497,452)      (325,730)

Financing
     Issuance of capital stock                     1,539,171        967,643         96,762
     Proceeds from share subscriptions               853,244        185,513         62,731
-------------------------------------------------------------------------------------------
                                                   2,392,415      1,153,156        159,493

Investing
     Acquisition of capital assets                   (91,719)       (11,187)       (52,352)
     Acquisition of product rights                   (90,577)            --             --
     Proceeds on disposition of capital assets         6,189             --             --
     Advances and deposits                           (42,000)       (42,000)            --
-------------------------------------------------------------------------------------------
                                                    (218,107)       (53,187)       (52,352)

Foreign currency translation adjustment                  177            177             --
Other comprehensive income                            33,304          9,978         17,038
-------------------------------------------------------------------------------------------
Increase (decrease) in cash                          959,318        612,672       (201,551)

Cash, beginning of year                                   --        346,646        548,197

-------------------------------------------------------------------------------------------
Cash, end of year                                $   959,318    $   959,318    $   346,646
-------------------------------------------------------------------------------------------

Supplementary information:
   Interest paid                                 $        --    $        --    $        --
   Income taxes paid                                      --             --             --

Non-cash financing and investing activities:
Issuance of redeemable preferred shares for
  product rights                                     309,677             --             --
Common shares issued for share subscriptions
  received in prior year                         $    62,731    $    62,731    $        --
-------------------------------------------------------------------------------------------


See accompanying notes to financial statements

L.O.M. MEDICAL INTERNATIONAL INC.
(A Development Stage Enterprise)

Consolidated Statements of Stockholders' Equity and Comprehensive Income $ United States

For the period from inception on March 17, 1997 to May 31, 2000

------------------------------------------------------------------------------------------------------------------------------------
                                                                                            Deficit
                                                Capital Stock                           Accumulated     Accumulated
                                           ----------------------         Additional     During the           Other           Total
                                             Number                          Paid in    Development   Comprehensive   Stockholders'
                                             of Shares      Amount           Capital          Stage          Income          Equity
------------------------------------------------------------------------------------------------------------------------------------
Common shares issued                                 3    $         1    $        --    $        --     $        --     $        --

Comprehensive income:
  Loss                                              --             --             --       (138,272)             --        (138,272)
  Foreign currency translation                      --             --             --             --          13,582          13,582
------------------------------------------------------------------------------------------------------------------------------------
Comprehensive income (loss)                         --             --             --       (138,272)         13,582        (124,690)
------------------------------------------------------------------------------------------------------------------------------------

Balance, May 31, 1997                                3              1             --       (138,272)         13,582        (124,689)

Common shares issued
  net of share issue costs                   2,410,944          2,410        472,355             --              --         474,765

Common shares issued
  net of shares issue costs                  3,072,300          3,072        601,928             --              --         605,000

Comprehensive income:
  Loss                                              --             --             --       (293,239)             --        (293,239)
  Foreign currency translation                      --             --             --             --          (7,294)         (7,294)
------------------------------------------------------------------------------------------------------------------------------------
Comprehensive income (loss)                         --             --             --       (293,239)         (7,294)       (300,533)
------------------------------------------------------------------------------------------------------------------------------------
Balance, May 31, 1998                        5,483,247          5,483      1,074,283       (431,511)          6,288         654,543

Common shares issued
  net of share issue costs                      36,300             36         96,726             --              --          96,762

Comprehensive income:
  Loss                                              --             --             --       (726,055)             --        (726,055)
  Foreign currency translation                      --             --             --             --          17,038          17,038
------------------------------------------------------------------------------------------------------------------------------------
Comprehensive income (loss)                         --             --             --       (726,055)         17,038        (709,017)
------------------------------------------------------------------------------------------------------------------------------------
Balance, May 31, 1999                        5,519,547          5,519      1,171,009     (1,157,566)         23,326          42,288

Common shares issued
  net of share issue costs                     307,610            308        967,335             --              --         967,643

Common shares issued for
  conversion of share
  subscriptions                                 19,302             19         62,712             --              --          62,731

Comprehensive income:
  Loss                                              --             --             --       (508,835)             --        (508,835)
  Foreign currency translation                      --             --             --             --           9,978           9,978
------------------------------------------------------------------------------------------------------------------------------------
Comprehensive income (loss)                         --             --             --       (508,835)          9,978        (498,857)
------------------------------------------------------------------------------------------------------------------------------------
Balance, May 31, 2000                        5,846,459    $     5,846    $ 2,201,056    $(1,666,401)    $    33,304     $   573,805
------------------------------------------------------------------------------------------------------------------------------------

L.O.M. MEDICAL INTERNATIONAL INC.
(A Development Stage Enterprise)

Notes to Consolidated Financial Statements
$ United States

Years ended May 31, 2000 and 1999

--------------------------------------------------------------------------------

L.O.M. Medical International Inc. was incorporated on March 17, 1997 under the General Corporation Laws of Delaware. It conducts research and development on new products in the medical field and has filed a patent application on a retractable syringe. Operations effectively commenced on June 1, 1997.

1.   Significant accounting policies:

     a)   Going concern

          These financial statements have been prepared on the going concern basis, which assumes the realization of assets and liquidation of liabilities in the normal course of business. As shown in the consolidated financial statements, to date, the Company has generated no revenues and has accumulated a deficit since inception of $1,666,401. This factor, among others raises substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern is dependent on its ability to generate future profitable operations and receive continued financial support from its stockholders and other investors.

          Management's plans with respect to generating future profitable operations include future sales of the retractable syringe as well as additional funding from stockholders in the form of additional share subscriptions.

     b)   Basis of presentation and consolidation

          The consolidated financial statements include the accounts of the Company and its 96% owned subsidiary, L.O.M. Laboratories Inc.

     c)   Translation of financial statements

          The Company's subsidiary, L.O.M. Laboratories Inc. operates in Canada and its operations are conducted in Canadian currency.

          The method of translation applied is as follows:

          i) Assets and liabilities are translated at the rate of exchange in effect at the balance sheet date, being US $1.00 per Cdn $1.4715 (1999 - $1.4605).

          ii) Non-monetary assets and liabilities are translated at the rate of exchange in effect at the transaction date.

          iii) Revenues and expenses are translated at the exchange rate in effect at the transaction date.

          iv) The net adjustment arising from the translation is included in accumulated other comprehensive income.

L.O.M. MEDICAL INTERNATIONAL INC.
(A Development Stage Enterprise)

Notes to Consolidated Financial Statements, page 2
$ United States

Years ended May 31, 2000 and 1999

--------------------------------------------------------------------------------

1.   Significant accounting policies (continued):

     d)   Product rights and patent costs

          Product rights and patent costs relate to amounts paid to acquire the rights to produce and distribute products as well as the costs associated with patent applications. These costs are being amortized on a straight-line basis over five years.

          Management periodically reviews the carrying values of the product rights and patent costs and based upon several factors, including the current assessment of the viability of the product, determines whether the carrying value exceeds the net realizable value for such costs. If it is determined that the carrying value cannot be supported, the related costs are charged against operations in the year of determination of the impairment in value.

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
          ----------------------------------------------------------------------

     f)   Income taxes

          The Company accounts for income taxes by the asset and liability method. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to operating losses and to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

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

Years ended May 31, 2000 and 1999

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

     i)   Loss per share

          Loss per share has been calculated using the weighted average number of common shares outstanding during the period.


2.   Product rights and patent costs:

     ---------------------------------------------------------------------------
                                                        2000              1999
     ---------------------------------------------------------------------------

     Product rights                                    $    --           $    68
     Patent costs                                       12,504            16,672

     ---------------------------------------------------------------------------
                                                       $12,504           $16,740
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

L.O.M. MEDICAL INTERNATIONAL INC.
(A Development Stage Enterprise)

Notes to Consolidated Financial Statements, page 4
$ United States

Years ended May 31, 2000 and 1999

--------------------------------------------------------------------------------

3.   Capital assets:

     -------------------------------------------------------------------------------------------------
                                                                                                  2000
     -------------------------------------------------------------------------------------------------
                                                                     Accumulated              Net book
                                                      Cost          amortization                 value
     -------------------------------------------------------------------------------------------------
     Leasehold improvements                    $    27,919           $    11,167           $    16,752
     Computer software                               5,446                 1,254                 4,192
     Equipment                                      26,842                14,254                12,588
     Furniture and fixtures                         21,113                 7,521                13,592
     -------------------------------------------------------------------------------------------------
                                               $    81,320           $    34,196           $    47,124
     -------------------------------------------------------------------------------------------------
     -------------------------------------------------------------------------------------------------
                                                                                                  1999
                                                                     Accumulated              Net book
                                                      Cost          amortization                 value
     -------------------------------------------------------------------------------------------------
     Leasehold improvements                    $    27,919           $     5,584           $    22,335
     Computer software                                 520                   390                   130
     Equipment                                      20,948                10,122                10,826
     Furniture and fixtures                         20,746                 4,168                16,578
     -------------------------------------------------------------------------------------------------
                                               $    70,133           $    20,264           $    49,869
     -------------------------------------------------------------------------------------------------


4.   Redeemable preferred shares:

     The Company's subsidiary has redeemable preferred shares outstanding as follows:

     ----------------------------------------------------------------------------------------------------------
                                                                                       2000                1999
     ----------------------------------------------------------------------------------------------------------
     Issued:
          4,000 Class C preferred shares with a par value of $100 Cdn redeemable at $110.16 Cdn per share at the option of the holder. Each share is entitled to a fixed non-cumulative dividend at the rate of 9%
               per annum payable at such times as determined by the Directors.      301,727             301,727
     ----------------------------------------------------------------------------------------------------------


5.   Capital stock:

     a)   Authorized:

          50,000,000 Common shares with a par value of $.001 each 5,000,000 Preferred shares with a par value of $.001 each

L.O.M. MEDICAL INTERNATIONAL INC.
(A Development Stage Enterprise)

Notes to Consolidated Financial Statements, page 5
$ United States

Years ended May 31, 2000 and 1999

--------------------------------------------------------------------------------

5.   Capital stock (continued):

     b)   Share subscriptions:

          Subsequent to May 31, 2000, the Company issued 57,081 common shares at $3.25 per share for net proceeds of $185,513, which were received prior to May 31, 2000. Subsequent to May 31, 1999, the Company issued 19,302 common shares at $3.25 per share for net proceeds of $62,731 which were received prior to May 31, 1999.

     c)   Stock option plan:

          1,000,000 common shares of the Company are reserved for issuance upon exercise of stock options. As at May 31, 2000, no stock options have been granted.

6.   Related party transactions:

     The Company entered into the following transactions with related parties:

     ---------------------------------------------------------------------------------------------------
                                                                               2000                 1999
     ---------------------------------------------------------------------------------------------------
     Accounting fees paid to a director                                   $  14,997            $   7,307
     Management fees and wages paid to president                            151,751               70,654
     Office and administration fees paid to president's spouse               38,810               36,325
     Office and administration fees paid to an individual related
       to the President                                                      17,041               17,557
     Rent paid to a company controlled by the president                      19,397               18,420
     Inventory purchased from the President                                     -                 55,834
     Leasehold improvements on premises rented from a company
       controlled by the President                                              -                 27,919
     ---------------------------------------------------------------------------------------------------

     These transactions are in the normal course of operations and are measured at the exchange amount of consideration established and agreed to by the related parties.

7.   Income taxes:

     At May 31, 2000, the Company had a net operating loss carryforward for income tax purposes of approximately $1,600,000. The net operating loss expires in increments beginning in 2008. No amount has been reflected on the balance sheet for future income taxes as any future income tax asset has been fully offset by a valuation allowance.

8.   Commitments:

     The Company is obligated to make future lease payments for its offices as follows:

          2001                                 $  19,453
          2002                                 $  19,453
          2003                                 $  19,453