Form 10QSB
period 2000-08-31
L O M MEDICAL INTERNATIONAL INC
filed 2000-10-16
CIK 1065502

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


(MARK ONE)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2000


[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____________ TO _____________


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

 #3-1482 Springfield Road , Kelowna, British Columbia, Canada          V1Y 5V3
(Address of principal executive offices)                              (Zip Code)

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

Check  whether  the issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
[ ] Yes [ ]No

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date. As of August 31, 2000, there were 5,965,699 shares of the issuer's $.001 par value common stock issued and outstanding.

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

L.O.M. MEDICAL INTERNATIONAL INC.
(A Development Stage Enterprise)

Consolidated Balance Sheet
$ United States

August 31, 2000 and May 31, 2000
(Unaudited - Prepared by Management)

-------------------------------------------------------------------------------------
                                                          August 31,          May 31,
                                                               2000             2000
-------------------------------------------------------------------------------------

Assets

Current assets
     Cash                                               $ 1,089,907      $   959,318
     Accounts receivable                                      7,373           21,070
     Prepaid expenses                                         3,425            6,820
-------------------------------------------------------------------------------------
                                                          1,100,705          987,208

Advances and deposits                                        75,395           42,000

Patent costs                                                 11,462           12,504

Capital assets (note 2)                                      48,655           47,124

-------------------------------------------------------------------------------------
                                                        $ 1,236,217      $ 1,088,836
=====================================================================================

Liabilities and Stockholders' Equity

Current liabilities
     Accounts payable and accrued liabilities           $    17,241      $    27,791

Redeemable preferred shares (note 3)                        301,727          301,727

Share subscriptions (note 4(b))                             134,290          185,513

Stockholders' equity
     Capital stock (note 4)                                   5,965            5,846
     Additional paid in capital                           2,589,966        2,201,056
     Deficit accumulated during the development stage    (1,846,276)      (1,666,401)
     Accumulated other comprehensive income                  33,304           33,304
-------------------------------------------------------------------------------------
                                                            782,959          573,805
-------------------------------------------------------------------------------------
                                                        $ 1,236,217      $ 1,088,836
=====================================================================================

See accompanying notes to financial statements

On behalf of the Board:

_____________________  Director

_____________________  Director

L.O.M. MEDICAL INTERNATIONAL INC.
(A Development Stage Enterprise)

Consolidated Statement of Loss
$ United States

For the three months ended August 31, 2000 and 1999
(Unaudited - Prepared by Management)

--------------------------------------------------------------------------------------------------
                                                 From Inception
                                               (March 17, 1997)              2000             1999
                                             to August 31, 2000
--------------------------------------------------------------------------------------------------

Expenses
     Advertising                                    $    14,135       $       --       $        --
     Amortization                                        51,315             4,755            4,042
     Automotive                                          49,139             4,632            2,786
     Consulting fees                                    151,549            27,322            8,078
     Conventions and seminars                             2,300             2,300               --
     Design plans                                        10,911                --               --
     Director's fees                                     21,528                --               --
     Foreign exchange loss (gain)                        15,251               (25)             829
     Freight                                              1,082             1,082
     Insurance                                           18,112             5,557               --
     Interest and bank charges                           10,724             1,833              795
     Legal and accounting                               199,947            25,864           16,739
     Licences, fees and dues                              4,341                --               --
     Management fees                                    426,698            60,434           34,404
     Office and administration                          205,763            30,020           15,446
     Product development                                 29,119             2,535               --
     Promotion and entertainment                         16,332               527              453
     Prospectus and share issuance                        3,350             3,350               --
     Rent                                               133,218            18,176           10,265
     Repairs and maintenance                              2,381                65               --
     Storage                                                467               467               --
     Telephone and utilities                             42,396             2,409            2,633
     Travel                                              54,424             1,720              647
     Video production                                    26,783               511               --
     Write down of inventory                             55,734                --               --
     Write down of product rights and
       patent costs                                     374,128                --               --
--------------------------------------------------------------------------------------------------
                                                      1,921,127           193,534           97,117

--------------------------------------------------------------------------------------------------
Loss from operations                                 (1,921,127)         (193,534)         (97,117)

Other income
     Interest income                                     74,851            13,659            2,884
--------------------------------------------------------------------------------------------------
                                                     (1,846,276)         (179,875)         (94,233)


--------------------------------------------------------------------------------------------------
Net loss                                            $(1,846,276)      $  (179,875)     $   (94,233)
--------------------------------------------------------------------------------------------------


Loss per share                                                        $     (0.03)     $     (0.02)

Weighted average shares used                                            5,909,401        5,529,198
==================================================================================================

See accompanying notes to financial statements

L.O.M. MEDICAL INTERNATIONAL INC.
(A Development Stage Enterprise)

Consolidated Statement of Cash Flows
$ United States

For the three months ended August 31, 2000 and 1999
(Unaudited - Prepared by Management)

--------------------------------------------------------------------------------------------------------
                                                    From inception
                                                   (March 17, 1997)               2000              1999
                                                to August 31, 2000
---------------------------------------------------------------------------------------------------------

Operating activities
   Net loss                                             $(1,846,276)          (179,875)      $   (94,233)

   Items not involving cash
     Amortization                                            51,315              4,755             4,042
     Gain on sale of capital asset                           (2,659)                --                --
     Write down of inventory                                 55,734                 --                --
     Write down of product rights                           374,128                 --                --

   Changes in non-cash working capital
     Accounts receivable                                     (7,373)            13,697            (6,323)
     Prepaid expenses                                        (3,425)             3,395                 1
     Accounts payable and accrued liabilities                17,241            (10,550)            2,319
     Inventory purchases                                    (55,734)                --                --
---------------------------------------------------------------------------------------------------------
                                                         (1,417,049)          (168,578)          (94,194)
Financing
     Issuance of capital stock                            1,742,687            203,516                --
      Proceeds from subscriptions for shares                987,534            134,290            90,956
---------------------------------------------------------------------------------------------------------
                                                          2,730,221            337,806            90,956
Investing
     Acquisition of capital assets                          (96,963)            (5,244)               --
     Acquisition of product rights                          (90,577)                --                --
     Proceeds on disposition of capital asset                 6,189                 --               138
     Advances and deposits                                  (75,395)           (33,395)               --
---------------------------------------------------------------------------------------------------------
                                                           (256,746)           (38,639)              138

Foreign currency translation adjustment                         177                 --                --
Other comprehensive income                                   33,304                 --                --
---------------------------------------------------------------------------------------------------------
Increase (decrease) in cash                               1,089,907            130,589            (3,100)

Cash, beginning of period                                        --            959,318           346,646

---------------------------------------------------------------------------------------------------------
Cash, end of period                                     $ 1,089,907        $ 1,089,907       $   343,546
---------------------------------------------------------------------------------------------------------

Supplementary information:
   Interest paid                                        $        --        $        --       $        --
   Income taxes paid                                             --                 --                --
Non-cash financing and investing activities:
   Issuance of redeemable preferred shares
     for product rights                                     309,677                 --                --
   Common shares issued for conversion of
     share subscriptions                                $   248,244        $   185,513       $    62,731
---------------------------------------------------------------------------------------------------------

See accompanying notes to financial statements

L.O.M. MEDICAL INTERNATIONAL INC.
(A Development Stage Enterprise)

Consolidated Statements of Stockholders' Equity and Comprehensive Income $ United States

For the period from inception on March 17, 1997 to August 31, 2000

----------------------------------------------------------------------------------------------------------------------
                                                                               Deficit
                                     Capital Stock                         Accumulated     Accumulated
                                ----------------------      Additional      During the           Other           Total
                                  Number                       Paid in     Development   Comprehensive   Stockholders'
                                of Shares       Amount         Capital           Stage          Income          Equity
----------------------------------------------------------------------------------------------------------------------

Common shares issued                    3    $        --    $        --    $        --     $        --

Comprehensive income:
  Loss                                 --             --             --       (138,272)             --        (138,272)
  Foreign currency translation         --             --             --             --          13,582          13,582
----------------------------------------------------------------------------------------------------------------------
Comprehensive income (loss)            --             --             --       (138,272)         13,582        (124,690)
----------------------------------------------------------------------------------------------------------------------
Balance, May 31, 1997                   3              1             --       (138,272)         13,582        (124,689)

Common shares issued
  net of share issue costs      2,410,944          2,410        472,355             --              --         474,765

Common shares issued
  net of shares issue costs     3,072,300          3,072        601,928             --              --         605,000

Comprehensive income:
  Loss                                 --             --             --       (293,239)             --        (293,239)
  Foreign currency translation         --             --             --             --          (7,294)         (7,294)
----------------------------------------------------------------------------------------------------------------------
Comprehensive income (loss)            --             --             --       (293,239)         (7,294)       (300,533)
----------------------------------------------------------------------------------------------------------------------
Balance, May 31, 1998           5,483,247          5,483      1,074,283       (431,511)          6,288         654,543

Common shares issued
  net of share issue costs         36,300             36         96,726             --              --          96,762

Comprehensive income:
  Loss                                 --             --             --       (726,055)             --        (726,055)
  Foreign currency translation         --             --             --             --          17,038          17,038
----------------------------------------------------------------------------------------------------------------------
Comprehensive income (loss)            --             --             --       (726,055)         17,038        (709,017)
----------------------------------------------------------------------------------------------------------------------
Balance, May 31, 1999           5,519,547          5,519      1,171,009     (1,157,566)         23,326          42,288

Common shares issued
  net of share issue costs        307,610            308        967,335             --              --         967,643

Common shares issued for
  conversion of share
  subscriptions                    19,302             19         62,712             --              --          62,731

Comprehensive income:
  Loss                                 --             --             --       (508,835)             --        (508,835)
  Foreign currency translation         --             --             --             --           9,978           9,978
----------------------------------------------------------------------------------------------------------------------
Comprehensive income (loss)            --             --             --       (508,835)          9,978        (498,857)
----------------------------------------------------------------------------------------------------------------------

Balance, May 31, 2000           5,846,459    $     5,846    $ 2,201,056    $(1,666,401)    $    33,304     $   573,805
======================================================================================================================

L.O.M. MEDICAL INTERNATIONAL INC.
(A Development Stage Enterprise)

Consolidated Statements of Stockholders' Equity and Comprehensive Income (continued)
$ United States

For the period from inception on March 17, 1997 to August 31, 2000

----------------------------------------------------------------------------------------------------------------------
                                                                               Deficit
                                     Capital Stock                         Accumulated     Accumulated
                                ----------------------      Additional      During the           Other           Total
                                  Number                       Paid in     Development   Comprehensive   Stockholders'
                                of Shares         Amount       Capital           Stage          Income          Equity
----------------------------------------------------------------------------------------------------------------------

Balance, May 31, 2000            5,846,459    $     5,846    $ 2,201,056    $(1,666,401)    $    33,304    $   573,805

Common shares issued
  net of share issue costs          62,159             62        203,454             --              --        203,516

Common shares issued for
  conversion of share
  subscriptions                     57,081             57        185,456             --              --        185,513

Comprehensive income:
  Loss                                  --             --             --       (179,875)             --       (179,875)
  Foreign currency translation          --             --             --             --              --             --
----------------------------------------------------------------------------------------------------------------------
Comprehensive income (loss)             --             --             --       (179,875)             --        209,154
----------------------------------------------------------------------------------------------------------------------
Balance, Aug 31, 2000            5,965,699    $     5,965    $ 2,589,966    $(1,846,276)    $    33,304    $   782,959
----------------------------------------------------------------------------------------------------------------------

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

1.   Significant accounting policies:

     a)   Going concern

          These financial statements have been prepared on the going concern basis, which assumes the realization of assets and liquidation of liabilities in the normal course of business. As shown in the consolidated financial statements, to date, the Company has generated no revenues and has accumulated a deficit since inception of $1,846,276. This factor, among others raises substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern is dependent on its ability to generate future profitable operations and receive continued financial support from its stockholders and other investors.

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

         The method of translation applied is as follows:

          i) Monetary assets and liabilities are translated at the rate of exchange in effect at the balance sheet date, being US $1.00 per Cdn $1.47

          ii) Non-monetary assets and liabilities are translated at the rate of exchange in effect at the transaction date.

          iii) Revenues and expenses are translated at the exchange rate in effect at the transaction date.

          iv) The net adjustment arising from the translation is included in accumulated other comprehensive income.

     d)   Patent costs

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

     d)   Patent costs (continued)

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

2.   Capital assets:

--------------------------------------------------------------------------------------------------------
                                                                              August 31,         May 31,
                                                                                    2000            2000
--------------------------------------------------------------------------------------------------------
                                                           Accumulated          Net book        Net book
                                               Cost       amortization             value           value
--------------------------------------------------------------------------------------------------------
     Leasehold improvements                   $27,919          $12,563           $15,356         $16,752
     Computer software                          5,446            1,778             3,668           4,192
     Equipment                                 29,844           15,311            14,533          12,588
     Furniture and fixtures                    23,354            8,256            15,098          13,592
--------------------------------------------------------------------------------------------------------
                                              $86,563          $37,908           $48,655         $47,124
--------------------------------------------------------------------------------------------------------

3.   Redeemable preferred shares:

     The Company's subsidiary has redeemable preferred shares outstanding as follows:

--------------------------------------------------------------------------------------------------------
                                                                               August 31,        May 31,
                                                                                     2000           2000
--------------------------------------------------------------------------------------------------------

     Issued:
         4,000 Class C preferred  shares with a par
           value of $100 Cdn redeemable at $110.16 Cdn per share
           at the option of the  holder.  Each share is entitled to a fixed non-cumulative dividend at the rate of 9% per annum
           payable at such times as determined by the Directors.                  301,727        301,727
--------------------------------------------------------------------------------------------------------

4.   Capital stock:

     a)   Authorized:

          50,000,000 Common shares with a par value of $.001 each 5,000,000 Preferred shares with a par value of $.001 each

     b)   Share subscriptions:

          Subsequent to August 31, 2000, the Company issued 67,734 common shares at $3.25 per share for net proceeds of $134,290 which were received prior to August 31, 2000.

L.O.M. MEDICAL INTERNATIONAL INC.
(A Development Stage Enterprise)

Notes to Consolidated Financial Statements, page 6
$ United States

(Unaudited - Prepared by Management)
--------------------------------------------------------------------------------

4.   Capital stock (continued):

     c)   Stock option plan:

          1,000,000 common shares of the Company are reserved for issuance upon exercise of stock options. As at August 31, 2000, no stock options have been granted.

5.   Related party transactions:

     During the period the Company entered into the following transactions with related parties:

-----------------------------------------------------------------------------------------------
                                                                           2000            1999
-----------------------------------------------------------------------------------------------

     Legal and accounting fees paid to a director                      $  8,403        $    464
     Management fees paid to president                                   30,608          34,404
     Office and administration fees paid to president's spouse            9,182           9,000
     Office and administration fees paid to an individual
       related to the president                                           5,322           4,389
     Management fees to a company controlled by the president            20,000               -
     Rent paid to a company controlled by the president                  14,140           4,605

-----------------------------------------------------------------------------------------------

     These transactions are in the normal course of operations and are measured at the exchange amount of consideration established and agreed to by the related parties.

6.   Commitments:

     The Company is obligated to make future lease payments for it's offices as follows:

         2001                                                    $  14,590
         2002                                                    $  19,453
         2003                                                    $  19,453
         2004                                                    $  19,453
         2005                                                    $  19,453

7.   Income taxes:

     At August 31, 2000, the Company had a net operating loss carryforward for United States income tax purposes of approximately $1,800,000. The net operating loss expires in increments beginning in 2008. No amount has been reflected on the balance sheet for future income taxes as any future income tax asset has been fully offset by a valuation allowance.

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

Mind Your Own Skin. We are currently in the first phase of licensing agreements with the owners of "Mind Your Own Skin". We have invested over $100,000.00 to date to pay for licensing agreements and patents in North America. We intend to manufacture and distribute the product in the future.

Business of the Company's Subsidiary. There has been no activity in the subsidiary this quarter. For the forseeable future the subsidiary will be inactive.

Our Future Capital Requirements. We will require additional cash to implement our business strategies, including cash for (i) payment of increased operating expenses and (ii) further implementation of our business strategies. No assurance can be given, however, that we will have access to the capital markets in the future, or that financing will be available on acceptable terms to satisfy our cash requirements to implement our business strategies. Our inability to access the capital markets or obtain acceptable financing could have a material adverse effect on our results of operations and financial condition.

Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary as a result of a number of factors.

We anticipate that we will need to raise additional capital over the next several months in order to develop, promote, produce and distribute our proposed products. Such additional capital may be raised through additional public or private financings, as well as borrowings and other resources. To the extent that additional capital is raised through the sale of equity or equity-related securities, the issuance of such securities could result in dilution of our stockholders. There can be no assurance that additional funding will be available on favorable terms, if at all. If adequate funds are not available within the next 12 months, we may be required to curtail our operations significantly or to obtain funds through entering into arrangements with collaborative partners or others that may require us to relinquish rights to certain of our products that we would not otherwise relinquish. However, we believe that we are poised to maintain our long-term liquidity.

We anticipate spending funds in excess if $500,000 over the next several months in order to produce our syringe for testing purposes. During this period there may be significant increases to our staffing levels. A portion of these expenditures will include funds used for further research on the Syringe.

We are not currently producing commercial quantities of our products nor are we currently supplying any services to any third parties. No assurance can be given that we will, on a timely basis, be able to make the transition from manufacturing testing quantities of the Syringe to commercial production quantities successfully or be able to arrange for contract manufacturing. We have produced 33,000 units of our eye care products which will be used for demonstrations. As such, we have not inventoried the units but have expensed them in prior financial statements. Our current production capacity does allow for the production of commercial quantities of our eye care products. We believe that we can increase our output to 150,000 units. We have a second set of dyes designed that will have a 300,000 unit capacity which would allow the production of a total of 450,000 units of our eye care products per month.

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

Our eye care products are currently produced in Canada. We own all of the necessary injection molds. We contract out for the production of components needed for the assembly and packaging of our eye care products. The actual assembly and packaging will be subcontracted out at this time. All of our other products, those either currently in production or the subject of future production, will be produced on a contract basis through plants that are FDA approved for production of medical products.

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

We currently have access to the necessary production facilities to produce our line of eye care products on a commercial basis. We have FDA approval to market our line of eye care products in the United States. Also, as previously discussed, we have the necessary Canadian approval to market our eye-care products in Canada. We have commenced marketing the Lens-O-Matic in Canada as well as the United States. Shippert Medical may be one of the companies that will be marketing our eye care products in the United States as well as in Canada. We have entered negotiations for a marketing and distribution contract with Shippert Medical. The proposed contract has an initial two-year term with a two-year renewal option.

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

The negotiations to set up a manufacturing plant in Ireland have not progressed beyond the preliminary discussions discussed in our previous filings.

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

We believe that we are poised to maintain our long-term liquidity. This is based upon cash flow projections prepared by us. We believe we have raised enough capital to allow us to meet our financial obligations for a period of at least twelve (12) months from August 31, 2000. However, our forecast for the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could fail as a result of a number of factors.

Liquidity. We had cash resources of US$1,089,907.00 at August 31, 2000. At May 31, 2000, we had cash resources of US$959,318.00. At August 31, 2000, we had total current assets of US$1,100,705.00 and total current liabilities of US$17,241.00. At August 31, 2000, total current assets exceeded total current liabilities by US$1,083,464.00. At May 31, 2000, we had total current assets of US$987,208.00 and total current liabilities of US$27,791.00. At May 31, 2000, total current assets exceeded total current liabilities by US$959,417.00. The cash and equivalents constitute our present internal sources of liquidity. Because we are not generating any significant revenues, our only external source of liquidity is the sale of our capital stock.

Results of Operations. The Registrant has not yet realized any significant revenue from operations. The net loss from operations from March 17, 1997 (inception) to August 31, 2000, was US$1,846,276.00. The net loss for the 3-month period ended August 31, 2000, was US$179,875.00. The net loss for the 12-month period ended May 31, 2000, was US$508,835.00. Such losses were primarily the result of operational expenditures.

Item 2. Changes in Securities

We have offered to all shareholders of record, one warrant for every two shares held by each shareholder. Each warrant entitles the holder of such warrant to purchase one share of our common stock for $5.00 per share. Each warrant expires by its own terms ninety (90) days after the first transaction in the Company's shares occurs on the Over-the-Counter Bulletin Board.

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

Dated:   September __, 2000               L.O.M. Medical International, Inc.


                                          By: /s/ John Klippenstein
                                             -----------------------------------
                                                  John Klippenstein
                                          Its:    President