Form 10QSB
period 2000-11-30
L O M MEDICAL INTERNATIONAL INC
filed 2001-01-03
CIK 1065502

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


(MARK ONE)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2000

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________ TO __________


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


 #3-1482 Springfield Road , Kelowna, British Columbia, Canada                                                    V1Y  5V3
(Address of principal executive offices)                                                                        (Zip Code)
                                    (250) 762-7552(Issuer's Telephone Number, including Area Code)



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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date. As of November 30, 2000, there were 6,072,810 shares of the issuer's $.001 par value common stock issued and outstanding.

L.O.M. MEDICAL INTERNATIONAL INC.
(A Development Stage Enterprise)

Interim Consolidated Balance Sheet
($ United States)

November 30, 2000 and May 31, 2000

-------------------------------------------------------------------------------------------------------------------
                                                                             November 30,              May 31,
                                                                                     2000                 2000
                                                                              (Unaudited)
-------------------------------------------------------------------------------------------------------------------
Assets

Current assets
     Cash and cash equivalents                                              $   1,121,519        $     959,318
     Accounts receivable                                                           24,945               21,070
     Prepaid expenses                                                              11,993                6,820
-------------------------------------------------------------------------------------------------------------------
                                                                                1,158,457              987,208

Advances and deposits                                                             117,395               42,000

Patent costs                                                                       10,420               12,504

Fixed assets (note 2)                                                              44,942               47,124

-------------------------------------------------------------------------------------------------------------------
                                                                            $   1,331,214        $   1,088,836
-------------------------------------------------------------------------------------------------------------------

Liabilities and Stockholders' Equity

Current liabilities
     Accounts payable and accrued liabilities                               $      24,112        $      27,791

Redeemable preferred shares (note 3)                                              301,727              301,727

Share subscriptions (note 4(b))                                                   133,711              185,513

Stockholders' equity
     Capital stock (note 4)                                                         6,072                5,846
     Additional paid in capital                                                 2,853,244            2,201,056
     Deficit accumulated during the development stage                          (2,020,956)          (1,666,401)
     Accumulated other comprehensive income                                        33,304               33,304
-------------------------------------------------------------------------------------------------------------------
                                                                                  871,664              573,805

-------------------------------------------------------------------------------------------------------------------
                                                                            $   1,331,214        $   1,088,836
-------------------------------------------------------------------------------------------------------------------

See accompanying notes to interim consolidated financial statements

L.O.M. MEDICAL INTERNATIONAL INC.
(A Development Stage Enterprise)

Interim Consolidated Statement of Loss
($ United States)

For the six  months  ended  November  30,  2000  and  1999  and  cumulative from inception (March 17, 1997) to November 30, 2000
(Unaudited - Prepared by Management)

-------------------------------------------------------------------------------------------------------------------
                                                        From Inception
                                                      (March 17, 1997)               2000                 1999
                                                    to November 30, 2000
-------------------------------------------------------------------------------------------------------------------

Expenses
     Advertising                                           $    14,135         $      --            $         5
     Amortization                                               56,070               9,510                8,247
     Automotive                                                 53,217               8,710                8,187
     Consulting fees                                           190,685              66,458               20,981
     Conventions and seminars                                    2,300               2,300                 --
     Design plans                                               10,911                --                   --
     Director's fees                                            24,528               3,000                1,717
     Foreign exchange loss (gain)                               14,344                (932)              (1,721)
     Freight                                                     1,747               1,747                 --
     Insurance                                                  23,225              10,670                 --
     Interest and bank charges                                  12,513               3,622                2,289
     Legal and accounting                                      251,698              77,615               28,331
     Licences, fees and dues                                     4,500                 159                  185
     Management fees and wages                                 469,874             103,610               76,838
     Office and administration                                 215,292              39,549               20,568
     Product development                                        30,848               4,264                 --
     Promotion and entertainment                                16,666                 861                1,482
     Prospectus and share issuance                              10,271              10,271                 --
     Rent                                                      141,952              26,910               17,717
     Repairs and maintenance                                     2,445                 129                 --
     Storage                                                       853                 853                 --
     Telephone and utilities                                    44,318               4,331                6,312
     Travel                                                     61,692               8,988               10,250
     Video production                                           26,783                 511                2,929
     Write down of inventory                                    55,734                --                   --
     Write down of product rights and patent costs             374,128                --                   --
-------------------------------------------------------------------------------------------------------------------
                                                             2,110,729             383,136              204,317

-------------------------------------------------------------------------------------------------------------------
Loss from operations                                        (2,110,729)           (383,136)            (204,317)

Other income
     Interest income                                            89,773              28,581                6,488
-------------------------------------------------------------------------------------------------------------------
                                                            (2,020,956)           (354,555)            (197,829)


-------------------------------------------------------------------------------------------------------------------
Net loss                                                   $(2,020,956)        $  (354,555)         $  (197,829)
-------------------------------------------------------------------------------------------------------------------


Loss per common share, basic and diluted                   $     (0.44)        $     (0.06)         $     (0.03)
-------------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------------
Weighted average common shares, basic diluted                4,543,686           5,971,538            5,668,414
-------------------------------------------------------------------------------------------------------------------

See accompanying notes to interim consolidated financial statements

L.O.M. MEDICAL INTERNATIONAL INC.
(A Development Stage Enterprise)

Interim Consolidated Statement of Loss
($ United States)

For the three months ended November 30, 2000 and 1999 (Unaudited - Prepared by Management)

---------------------------------------------------------------------------------------------------------
                                                                         2000                 1999
---------------------------------------------------------------------------------------------------------

Expenses
     Advertising                                                 $      --                  $         5
     Amortization                                                      4,755                      4,205
     Automotive                                                        4,078                      5,401
     Consulting fees                                                  39,136                     12,903
     Conventions and seminars                                           --                         --
     Design plans                                                       --                         --
     Director's fees                                                   3,000                      1,717
     Foreign exchange loss (gain)                                       (907)                    (2,550)
     Freight                                                             665                       --
     Insurance                                                         5,113                       --
     Interest and bank charges                                         1,789                      1,494
     Legal and accounting                                             51,751                     11,592
     Licences, fees and dues                                             159                        185
     Management fees and wages                                        43,176                     42,434
     Office and administration                                         9,529                      5,122
     Product development                                               1,729                       --
     Promotion and entertainment                                         334                      1,029
     Prospectus and share issuance                                     6,921                       --
     Rent                                                              8,734                      7,452
     Repairs and maintenance                                              64                       --
     Storage                                                             386                       --
     Telephone and utilities                                           1,922                      3,679
     Travel                                                            7,268                      9,603
     Video production                                                   --                        2,929
     Write down of inventory                                            --                         --
     Write down of product rights and patent costs                      --                         --
---------------------------------------------------------------------------------------------------------
                                                                     189,602                    107,200

---------------------------------------------------------------------------------------------------------
Loss from operations                                                (189,602)                  (107,200)

Other income
     Interest income                                                  14,922                      3,604
---------------------------------------------------------------------------------------------------------
                                                                    (174,680)                  (103,596)


---------------------------------------------------------------------------------------------------------
Net loss                                                         $  (174,680)               $  (103,596)
---------------------------------------------------------------------------------------------------------


Loss per common share, basic and diluted                         $     (0.03)               $     (0.02)

Weighted average common shares, basic diluted                      6,034,358                  5,557,782
---------------------------------------------------------------------------------------------------------

See accompanying notes to interim consolidated financial statements

L.O.M. MEDICAL INTERNATIONAL INC.
(A Development Stage Enterprise)

Interim Consolidated Statement of Cash Flows
($ United States)

For the six  months  ended  November  30,  2000  and  1999  and  cumulative from inception (March 17, 1997) to November 30, 2000
(Unaudited - Prepared by Management)

-----------------------------------------------------------------------------------------------------------------------
                                                            From inception
                                                          (March 17, 1997)               2000                 1999
                                                        to November 30, 2000
-----------------------------------------------------------------------------------------------------------------------

Operating activities
   Net loss for the period                                   $(2,020,956)             (354,555)        $  (197,829)

   Items not involving cash
     Amortization                                                 56,070                 9,510               8,247
     Gain on sale of capital asset                                (2,659)                 --                  --
     Write down of inventory                                      55,734                  --                  --
     Write down of product rights                                374,128                  --                  --

   Changes in non-cash working capital
     Accounts receivable                                         (24,945)               (3,875)              2,474
     Prepaid expenses                                            (11,993)               (5,173)                  1
     Accounts payable and accrued liabilities                     24,112                (3,679)            (16,388)
     Inventory purchases                                         (55,734)                 --                  --
-----------------------------------------------------------------------------------------------------------------------
                                                              (1,606,243)             (357,772)           (203,495)
Financing
     Issuance of capital stock                                 2,006,072               466,901             166,171
     Proceeds from subscriptions for shares                      986,955               133,711              20,150
----------------------------------------------------------------------------------------------------------------------
                                                               2,993,027               600,612             186,321
Investing
     Acquisition of fixed assets                                 (96,963)               (5,244)               --
     Acquisition of product rights                               (90,577)                 --                  --
     Proceeds on disposition of capital asset                      6,189                  --                    44
     Advances and deposits                                      (117,395)              (75,395)               --
-----------------------------------------------------------------------------------------------------------------------
                                                                (298,746)              (80,639)                 44

Foreign currency translation adjustment                              177                  --                  --
Other comprehensive income                                        33,304                  --                  --
-----------------------------------------------------------------------------------------------------------------------
Increase (decrease) in cash                                    1,121,519               162,201             (17,130)

Cash and cash equivalents, beginning of period                      --                 959,318             346,646

-----------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                     $ 1,121,519           $ 1,121,519         $   329,516
-----------------------------------------------------------------------------------------------------------------------

Supplementary information:
   Interest paid                                             $      --             $      --           $      --
   Income taxes paid                                                --                    --                  --
Non-cash financing and investing activities:
   Issuance of redeemable preferred shares
     for product rights                                          309,677                  --                  --
-----------------------------------------------------------------------------------------------------------------------
   Common shares issued for conversion of
     share subscriptions                                     $   248,244           $   185,513         $    62,731
-----------------------------------------------------------------------------------------------------------------------

See accompanying notes to interim consolidated financial statements

L.O.M. MEDICAL INTERNATIONAL INC.
(A Development Stage Enterprise)

Consolidated Statements of Stockholders' Equity and Comprehensive Income $ United States

For the period from inception on March 17, 1997 to November 30, 2000  (Unaudited
- Prepared by Management)

---------------------------------------------------------------------------------------------------------------------
                                                                             Deficit
                                    Capital Stock                           Accumulated    Accumulated
                               ----------------------         Additional     During the       Other          Total
                                  Number                       Paid in      Development   Comprehensive  Stockholders'
                                of Shares      Amount          Capital         Stage          Income        Equity
---------------------------------------------------------------------------------------------------------------------
Common shares issued                       3   $         1   $      --     $      --      $      --      $      --

Comprehensive income:
  Loss                                  --            --            --        (138,272)          --         (138,272)
  Foreign currency translation          --            --            --            --           13,582         13,582
---------------------------------------------------------------------------------------------------------------------
Comprehensive income (loss)             --            --            --        (138,272)        13,582       (124,690)

---------------------------------------------------------------------------------------------------------------------
Balance, May 31, 1997                      3             1          --        (138,272)        13,582       (124,689)

Common shares issued
  net of share issue costs         2,410,944         2,410       472,355          --             --          474,765

Common shares issued
  net of shares issue costs        3,072,300         3,072       601,928          --             --          605,000

Comprehensive income:
  Loss                                  --            --            --        (293,239)          --         (293,239)
  Foreign currency translation          --            --            --            --           (7,294)        (7,294)
---------------------------------------------------------------------------------------------------------------------
Comprehensive income (loss)             --            --            --        (293,239)        (7,294)      (300,533)

---------------------------------------------------------------------------------------------------------------------
Balance, May 31, 1998              5,483,247         5,483     1,074,283      (431,511)         6,288        654,543

Common shares issued
  net of share issue costs            36,300            36        96,726          --             --           96,762

Comprehensive income:
  Loss                                  --            --            --        (726,055)          --         (726,055)
  Foreign currency translation          --            --            --            --           17,038         17,038
---------------------------------------------------------------------------------------------------------------------
Comprehensive income (loss)             --            --            --        (726,055)        17,038       (709,017)

---------------------------------------------------------------------------------------------------------------------
Balance, May 31, 1999              5,519,547         5,519     1,171,009    (1,157,566)        23,326         42,288

Common shares issued
  net of share issue costs           307,610           308       967,335          --             --          967,643

Common shares issued for
  conversion of share
  subscriptions                       19,302            19        62,712          --             --           62,731

Comprehensive income:
  Loss                                  --            --            --        (508,835)          --         (508,835)
  Foreign currency translation          --            --            --            --            9,978          9,978
---------------------------------------------------------------------------------------------------------------------
Comprehensive income (loss)             --            --            --        (508,835)         9,978       (498,857)

---------------------------------------------------------------------------------------------------------------------
Balance, May 31, 2000              5,846,459   $     5,846   $ 2,201,056   $(1,666,401)   $    33,304    $   573,805
---------------------------------------------------------------------------------------------------------------------

L.O.M. MEDICAL INTERNATIONAL INC.
(A Development Stage Enterprise)

Consolidated   Statements  of  Stockholders'  Equity  and  Comprehensive  Income
(continued)
$ United States

For the period from inception on March 17, 1997 to November 30, 2000  (Unaudited
- Prepared by Management)

-----------------------------------------------------------------------------------------------------------------------------
                                                                             Deficit
                                       Capital Stock                       Accumulated     Accumulated
                                  -------------------------  Additional     During the        Other          Total
                                    Number                   Paid in       Development    Comprehensive   Stockholders'
                                  of Shares     Amount       Capital          Stage          Income         Equity
-----------------------------------------------------------------------------------------------------------------------------
Balance, May 31, 2000,
  carried forward                  5,846,459   $     5,846   $ 2,201,056   $(1,666,401)   $    33,304   $   573,805

Common shares issued for
  cash net of share issue
  costs of $83,227                   169,270           169       466,732          --             --         466,901

Common shares issued on
  conversion of share
  subscriptions                       57,081            57       185,456          --             --         185,513

Comprehensive income:
  Loss                                  --            --            --        (354,555)          --        (354,555)
  Foreign currency translation          --            --            --            --             --            --
-----------------------------------------------------------------------------------------------------------------------------
Comprehensive income (loss)             --            --            --        (354,555)          --        (354,555)

-----------------------------------------------------------------------------------------------------------------------------
Balance, Nov 30, 2000              6,072,810   $     6,072   $ 2,853,244   $(2,020,956)   $    33,304   $   871,664
-----------------------------------------------------------------------------------------------------------------------------

L.O.M. MEDICAL INTERNATIONAL INC.
(A Development Stage Enterprise)

Notes to Consolidated Financial Statements
($ United States)

(Unaudited - Prepared by Management)

--------------------------------------------------------------------------------

L.O.M. Medical International Inc. was incorporated on March 17, 1997 under the General Corporation Laws of Delaware. It conducts research and development on new products in the medical field and has filed a patent application on a retractable syringe. Operations effectively commenced on June 1, 1997. These interim consolidated financial statements should be read in conjunction with the annual financial statements for the year ended May 31, 2000 filed under cover of Form 10-KSB.

1. Significant accounting policies:

     a)   Going concern

          These financial statements have been prepared by management on the going concern basis in accordance with generally accepted accounting principles in the United States, which assumes the realization of assets and liquidation of liabilities and commitments in the normal course of business. As shown in the consolidated financial statements, to date, the Company has generated no revenues and has accumulated a deficit since inception of $2,020,956. This factor, among others raises substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern is dependent on its ability to generate future profitable operations and receive continued financial support from its stockholders and other investors.

          Management's plans with respect to generating future profitable operations include future sales of the retractable syringe as well as additional funding from stockholders in the form of additional share subscriptions. There can be no assurance that any such financings will be available. Failure to obtain adequate financing will cause the Company to curtail operations.

     b)   Basis of presentation and consolidation

          The consolidated financial statements include the accounts of the Company and its 96% owned subsidiary, L.O.M. Laboratories Inc. All significant inter-company transactions and balances have been eliminated.

     c)   Translation of financial statements

          The Company's functional currency is the United States dollar.
          The Company's subsidiary, L.O.M. Laboratories Inc., has a Canadian dollar functional currency.

     d)   Patent costs

          Patent costs relate to amounts paid to acquire the rights to produce and distribute products as well as the costs associated with patent applications.

L.O.M. MEDICAL INTERNATIONAL INC.
(A Development Stage Enterprise)

Notes to Consolidated Financial Statements, page 2
($ United States)

(Unaudited - Prepared by Management)

--------------------------------------------------------------------------------

1.   Significant accounting policies (continued):

     d)   Patent costs (continued)

          These costs are being amortized on a straight-line basis over five years.

     e)   Fixed assets

          Fixed assets are recorded at cost. Amortization is provided using the following methods and annual rates which are intended to amortize the cost of the assets over their estimated useful life:

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

Notes to Consolidated Financial Statements, page 3
($ United States)

(Unaudited - Prepared by Management)

--------------------------------------------------------------------------------

1.   Significant accounting policies (continued):

     i)   Loss per share

          Loss per share has been calculated using the weighted average number of common shares outstanding during the period.

     j)   Quarterly financial reporting

          In the opinion of management, all adjustments (consisting of normal recurring items) necessary for the fair presentation of these unaudited financial statements in conformity with generally accepted accounting principles have been made.

2.   Fixed assets:

-------------------------------------------------------------------------------------------------------------------
                                                                             November 30,              May 31,
                                                                                     2000                 2000
-------------------------------------------------------------------------------------------------------------------
                                                            Accumulated          Net book             Net book
                                               Cost        amortization             value                value
-------------------------------------------------------------------------------------------------------------------
     Leasehold improvements             $    27,919        $     13,959      $     13,960        $      16,752
     Computer software                        5,446               2,302             3,144                4,192
     Equipment                               29,844              16,368            13,476               12,588
     Furniture and fixtures                  23,354               8,992            14,362               13,592

-------------------------------------------------------------------------------------------------------------------
                                        $   86,563         $     41,621      $     44,942        $      47,124
-------------------------------------------------------------------------------------------------------------------

3.   Redeemable preferred shares:

     The Company's subsidiary has redeemable preferred shares outstanding as follows:

-------------------------------------------------------------------------------------------------------------------
                                                                             November 30,              May 31,
                                                                                     2000                 2000
-------------------------------------------------------------------------------------------------------------------
     Issued:
         4,000 Class C preferred shares with a par
           value of $100 Cdn redeemable at $110.16 Cdn per share
           at the option of the holder. Each share is entitled
           to a fixed non-cumulative dividend at the rate of 9% per annum
           payable at such times as determined by the Directors.                  301,727              301,727
-------------------------------------------------------------------------------------------------------------------

4.   Capital stock:

     a)   Authorized:

          50,000,000 Common shares with a par value of $.001 each 5,000,000 Preferred shares with a par value of $.001 each

L.O.M. MEDICAL INTERNATIONAL INC.
(A Development Stage Enterprise)

Notes to Consolidated Financial Statements, page 4
($ United States)

(Unaudited - Prepared by Management)

--------------------------------------------------------------------------------

4.   Capital stock (continued):

     b)   Share subscriptions:

          Subsequent to November 30, 2000, the Company issued 41,142 common shares at $3.25 per share for net proceeds of $133,711 which were received prior to November 30, 2000.

     c)   Stock option plan:

          3,000,000 common shares of the Company are reserved for issuance upon exercise of stock options. As at November 30, 2000, no stock options have been granted.

5.   Related party transactions:

     During the period the Company entered into the following transactions with related parties:

-------------------------------------------------------------------------------------------------------------------
                                                                                     2000                 1999
-------------------------------------------------------------------------------------------------------------------

     Accounting fees paid to a director                                    $       24,120        $       6,718
     Management fees paid to president                                             60,918               60,000
     Office and administration fees paid to president's spouse                     18,275               18,000
     Office and administration fees paid to an individual
       related to the president                                                    10,008                8,040
     Management fees to a company controlled by the president                      20,000                  --
     Rent paid to a company controlled by the president                            18,885               17,717

-------------------------------------------------------------------------------------------------------------------

     These transactions are in the normal course of operations and are measured at the exchange amount of consideration established and agreed to by the related parties.

6.   Commitments:
     The Company is obligated to make future lease payments for it's offices as follows:

         2001                                           $  10,536

         2002                                           $  21,072

         2003                                           $  21,072

         2004                                           $  21,072

         2005                                           $  21,072

Item 2. Management's Discussion and Analysis or Plan of Operation

Development of the Company

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

Business of the Company

The Company was incorporated for the purpose of researching and developing health care products. Our goal is to become an innovator and provider of a retractable syringe ("Syringe") and related products and technologies to the health care market. We also hope to successfully market and distribute a line of eye care products. We have successfully patented and licensed products in seventy countries including the United States and Canada. We plan to develop new and improved products and provide the health care industry with better, safer products throughout the world.

The Retractable Syringe

We believe the Syringe will change standard disposal methods for used syringes. We have developed a product designed to function as a standard hypodermic syringe that we believe is safer to the caregiver or health care worker. We believe that the Syringe's unique design will allow health care providers to avoid direct contact with used needles. The Syringe is covered by United States Patent No. 5,868,713 dated February 9, 1999, and international patents have been filed in 24 different countries.

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

It is anticipated that the products and technologies developed by us will be offered to distributors on a worldwide basis, with an initial emphasis in Canada and the United States. It is hoped that new product and technology ideas will be generated through active dialogues among our potential customers, and our network of scientific advisors. We will also participate in national and international conferences, and reviews of selected scientific literature.

Our management interacts with a network of scientific advisors within the industry, including members of academic institutions, as well as potential customers. We anticipate that these interactions will enable us to identify the specialized needs of those potential customers and to provide innovative and commercially acceptable products and technologies. At this time, our relationship with scientific advisors and academic institutions is limited to an advisory relationship. We currently perform all of our own research and development. We have currently entered into agreements with B.C. Tech And Phillips Corporation for production of produce the prototype Syringe as well as 100,000 test units. The contract price is in the range of US$400,000.00. These funds will be paid out over the next five months.

During the next five months there may be significant increases to staffing levels. Dr. Simon Wood will run the research and development department. We are currently interviewing mid level engineers to assist with computer product design requirements.

We anticipate testing the Syringe in conjunction with teaching universities in Canada, Britain, and other constituents of the United Kingdom.

We are not currently producing commercial quantities of products or currently supplying any services to any third parties. No assurance can be given that we will, on a timely basis, be able to make the transition from manufacturing testing quantities of the Syringe to commercial production quantities successfully or be able to arrange for contract manufacturing.

We anticipate contracting out the first two years of production of the Syringe. At the end of the second year of production, we anticipate engaging in significant discussions regarding the potential for the construction of our own production facility. We recognize that the construction of a production facility will be contingent upon us having reached our sales and profit projections. We anticipate this issue will be presented for vote by the Board of Directors and shareholders. We have begun negotiations to set up a manufacturing plant in Ireland. However, such negotiations have not progressed beyond the preliminary discussions discussed in our previous filings.

The Eye Care System

We have invented and developed an insertion and storage device for contact lenses (the "Eye Care System"), which is a method of handling and inserting contact lenses. We have developed the following components and solutions that will be used together with the Eye Care System insertion and storage products:

     o a medical inserter that will remove contact lenses in a medical emergency situation for use by hospital medical staff and paramedics;

     o    disposable and replacement inserter ends;

     o    additional storage cups and caps; and

     o all soaking and disinfecting solutions that are to be used with the Eye Care System inserter.

The Eye Care System is designed so that the practitioner will no longer have direct hand or finger contact with the contact lens when fitting the patient. We believe that the design of the system will reduce the risk of contamination and infection to the patient. We have developed a liquid cleaner for the Eye Care System that quickly cleans contact lenses. We have obtained Food and Drug Administration Approval ("FDA") for the Eye Care System product.

We have completed market testing and believe that the Eye Care System was well received at the American Optometrists Association. convention in Montreal, Canada, where approximately 30,000 units were distributed to opticians, optometrists and pharmacies. We have completed the formulation of contact lens solutions and copyrights covering these products have been registered. We have completed the design and labeling of the Eye Care System. We believe that the eye-care products are ready for marketing and distribution.

The target markets for the distribution for the Eye Care System product include, but are not necessarily limited to, hospitals and clinics, including and optometrists and opticians.

The eye care products are currently produced in Canada. We own all of the necessary injection molds. We will contract out for the production of components needed for the assembly and packaging of the eye care products. The actual assembly and packaging will be subcontracted out at this time.

We have produced 33,000 units of our eye care inserters, which will be used for demonstrations. As such, we have not inventoried the units but expensed them in the past financial statements and net realizable value is anticipated to be nil. We currently have the ability to subcontract out for the production of commercial quantities of our eye care products. We currently have dies with an output capacity of 150,000 units. There is a second set of dies designed that will have a 300,000 unit capacity which would allow the production of a total of 450,000 units of eye care products per month.

We have FDA approval to market our line of eye care products in the United States and have the necessary Canadian approval to market eye-care products in Canada. We are reviewing various contracts with third parties to market the Eye Care System in Canada as well as the United States.

We will focus our activities over the next several months on the production and launch of the syringe. When that is finalized, we will implement our marketing plan for the Eye Care System products.

Skin Care Products

We are currently in the first phase of licensing agreements with Neuro-Skin in Germany the owners of the rights to a line of skin care products. We have invested approximately $117,000 to date to pay for licensing agreements and patents in North America. We are sending Dr. Simon Wood to Germany to perform additional due diligence with regards to licensing rights.

Business of the Company's Subsidiary

There has been no activity in the subsidiary this quarter. For the foreseeable future the subsidiary will be inactive.

Future Capital Requirements

We will require additional cash to implement our business strategies, including cash for (i) payment of increased operating expenses and (ii) further implementation of our business strategies. No assurance can be given, however, that we will have access to the capital markets in the future, or that financing will be available on acceptable terms to satisfy our cash requirements necessary to implement the business strategies. The inability to access the capital markets or obtain acceptable financing could have a material adverse effect on our results of operations and financial condition.

Our forecast of the period of time through which the financial resources will be adequate to support the operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary as a result of a number of factors.

We anticipate having to raise additional capital over the next several months in order to develop, promote, produce and distribute our proposed products. Such additional capital may be raised through additional public or private financings, as well as borrowings and other resources. To the extent that additional capital is raised through the sale of equity or equity-related securities, the issuance of such securities could result in dilution of the stockholders.

There can be no assurance that additional funding will be available on favorable terms, if at all. If adequate funds are not available within the next 12 months, we may be required to curtail operations significantly or to obtain funds through entering into arrangements with collaborative partners or others that may require us to relinquish rights to certain of our products that we would not otherwise relinquish. However, we believe that we are poised to maintain long-term liquidity.

Business Risks

L.O.M. Medical International Inc. is exposed to a variety of business risks, some of which are inherent to all competitive commercial enterprises and others that are specific to the medical products industry. Management endeavors to limit all specific risk factors through its disciplined management of operation and financial strategies.

Financial Risks

Our business plans are aggressive in nature. Continued rapid business expansion will consume valuable working capital and result in significant demand on cash flow from operations over the next few quarters. We expect that existing capital resources and contributions from profits will not be sufficient to fund the business plans as represented without assembling additional funds from external sources.

Business Cycles and Risks of Cost Overruns

The sale and implementation of our products involves a reasonable market penetration. Failure to secure reasonable market penetration could have adverse effects on the general business of L.O.M. Medical International Inc., results of operations and our financial condition.

Fluctuations in Financial Results

Our operating results will fluctuate, depending on factors such as the demand for products, the size and timing of contracts, new products and enhancements, price competition, changes in operating expenses and personnel and general economic factors. Therefore, actual financial results may vary significantly from those projected by management.

Third-Party Claims for Infringement

We are not aware that any of our products infringe on the proprietary rights of third parties. There can be no assurance, however, that third parties will not claim such infringements by us with respect to current or future products. Any such claims, with or without merit, could be time consuming, result in costly litigation, or cause product or shipment delays. Any of the foregoing could have adverse effects on our business, results of operations or financial condition.

Dependence of Single Product Line

Concentration of sales in a single product line for the medical health industry represents a substantial risk should market conditions deteriorate.

Foreign Currency

Our business plans of L.O.M. Medical International Inc. are primarily focused on the penetration in the United States and subsequently worldwide markets, therefore, we will be subject to the risk of foreign currency fluctuations.

Competition and Sales Channels

Several companies compete with us. in the syringe market and there are a few competitors in the safety syringe market. Most are substantially larger and possess greater financial resources than us. Our future success, however, relies on achieving superior product development through greater focus on the needs of the market and faster response to evolving customer requirements. There can be no assurance, however, that competitors will not develop products superior to our products or achieve greater market acceptance due to marketing, sales channels or other factors.

Dependence on Large Distributors

We will rely in part on business partners for the distribution of our products. This includes a few large distributors in the United States. We ay be impacted by negative business cycles or events experienced by these distributors. This may lead to a short or long term reduction in revenue.

Human Resource Risks and Growth

Our success is largely dependent on the performance of our key employees. Failure to attract and retain key employees with necessary skills could have an adverse impact upon our growth and profitability. Our business is expected to grow rapidly over the next three years. This expansion will result in substantial growth in the number of employees, the scope of our operating and financial systems and the geographic area of its operations. This increases the responsibilities for both existing and new management personnel. Our ability to support the projected growth of our business will be dependent upon having highly trained personnel in place to conduct pre-sales activities, product implementation and other customer support services. Future operating results will depend on the ability of our key managers and employees to continue to implement and improve our operational, customer support and financial systems. There can be no assurance that we will be able to manage any future expansion successfully, which could adversely affect the our results of operations and the financial health.

Production and Quality Control

The manufacturing of products involves a number of steps and requires compliance with stringent quality control specifications imposed on us by various regulators. We may not be able to quickly replace manufacturing capacity if we were unable to use our manufacturing facilities as a result of a fire, natural disaster (including earthquake), equipment failure or other difficulty, or if such facilities are deemed not in compliance with the various regulators' requirements and the non-compliance could not be rapidly rectified. The inability or reduced capacity to manufacture or have manufactured any of our products would have a material adverse effect on the business and results of operations.

Government Standards and Regulations

Our products will be subject to numerous foreign government standards and regulations that are continually being amended. Although we will endeavor to satisfy foreign technical and regulatory standards, there can be no assurance that our products will comply with foreign government standards and regulations, or changes thereto, or that it will be cost effective to redesign our products to comply with such standards or regulations. The inability to design or redesign products to comply with foreign standards could have a material adverse effect on our business, financial condition and results of operations.

Product Liability Risk

Our business will expose us to potential product liability risks that are inherent in the testing, manufacturing and marketing of medical products. We do not currently have product liability insurance, and there can be no assurance that we will be able to obtain or maintain such insurance on acceptable terms or, if obtained, that such insurance will provide adequate coverage against potential liabilities.

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

While we have taken, and will continue to take, what we believe are appropriate precautions, there can be no assurance that we will avoid significant liability exposure. An inability to obtain product liability insurance at acceptable cost or to otherwise protect against potential product liability claims could prevent or inhibit the commercialization of the products. A product liability claim could have a material adverse effect on the business, financial condition and results of operations.

Liquidity

We believe that we are poised to maintain our liquidity over the next twelve months. Our business plan indicates significant demand on cash flow. This is based upon cash flow projections prepared by us. Additional funds will be required to fulfill our projected business plans. However, we will curtail our plans if necessary to maintain the liquidity of the company. However, the forecast for the period of time through which the financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could fail as a result of a number of factors.

We had cash resources of $1,121,519 at November 30, 2000. At May 31, 2000, and had cash resources of $959,318. At November 30, 2000, total current assets were $1,158,457 and total current liabilities were $24,112. At November 30, 2000, total current assets exceeded total current liabilities by $1,134,345. At May 31, 2000, total current assets were $987,208 and total current liabilities were $27,791. At May 31, 2000, total current assets exceeded total current liabilities by $959,417. Because we are not generating any significant revenues, our only external source of liquidity is the sale of our capital stock.

Results of Operations

We have not yet realized any significant revenue from operations. The net loss from operations from March 17, 1997 (inception) to November 30, 2000, was $2,020,956. The net loss for the 6-month period ended November 30, 2000, was $354,555 compared to a loss of $197,829 for the 6-month period ended November 30, 1999. The net loss for the 3-month period ended November 30, 2000 was $174,680 compared to a loss of $103,596 for the 3-month period ended

November 30, 1999. The net loss for the 12-month period ended May 31, 2000, was $508,835. Such losses were primarily the result of operational expenditures.

Item 2. Changes in Securities

We have offered to all shareholders of record, one warrant for every two shares held by each shareholder. Each warrant entitles the holder of such warrant to purchase one share of our common stock for $5.00 per share. Each warrant expires by its own terms ninety days after the first transaction in the Company's shares occurs on the Over-the-Counter Bulletin Board. We have sold 107,111 of common shares in the last quarter. Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

On November 3, 2000, the Registrant accepted the resignation of Dr. John Gergely as a director. Dr. Gergely left to honor other career commitments, and the Registrant is not aware of any disagreements on any matter relating to operation, policies or practice. The Form 8-K has been filed.

On December 1, 2000, the Registrant accepted the resignation of Mr. Peter McFadden as a director. Mr. McFadden left to honor other career commitments, and the Registrant is not aware of any disagreements on any matter relating to operation, policies or practice. The Form 8-K has been filed.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:   December 18, 2000                  L.O.M. Medical International, Inc.


                                            By:      /s/ John Klippenstein
                                                     --------------------------
                                                     John Klippenstein
                                            Its:     President