Form 10QSB
period 2001-02-28
L O M MEDICAL INTERNATIONAL INC
filed 2001-04-13
CIK 1065502

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


(MARK ONE)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 2001
[ ]   TRANSITION  REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
      ACT OF 1934 FOR THE TRANSITION PERIOD FROM         TO

COMMISSION FILE NUMBER:


                       L.O.M. MEDICAL INTERNATIONAL, INC.
                       ----------------------------------
        (Exact name of small business issuer as specified in its charter)

DELAWARE                                                              98-0178784
--------                                                              ----------
(State or other        (Primary Standard Industrial             (I.R.S. Employer
jurisdiction of         Classification Code Number)          Identification No.)
incorporation or
organization)


 #3-1482 Springfield Road , Kelowna, British Columbia, Canada           V1Y  5V3
-------------------------------------------------------------           --------
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

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [x]Yes [ ]No

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date. As of February 28, 2001, there were 6,072,810 shares of the issuer's $.001 par value common stock issued and outstanding.

L.O.M. MEDICAL INTERNATIONAL INC.
(A Development Stage Enterprise)

Interim Consolidated Balance Sheet
($ United States)

February 28, 2001 and May 31, 2000

-------------------------------------------------------------------------------
                                                     February 28,       May 31,
                                                            2001         2000
                                                      (Unaudited
                                                    -Prepared by
                                                     Management)
--------------------------------------------------------------------------------

Assets

Current assets
     Cash and cash equivalents                  $     965,608      $     959,318
     Amounts receivable                                27,549             21,070
     Prepaid expenses                                   6,473              6,820
--------------------------------------------------------------------------------
                                                      999,630            987,208

Advances and deposits                                 145,155             42,000

Fixed assets                                           41,818             47,124

Patent costs                                            9,378             12,504

--------------------------------------------------------------------------------
                                                $   1,195,981      $   1,088,836
--------------------------------------------------------------------------------

Liabilities and Stockholders' Equity

Current liabilities
     Accounts payable and accrued liabilities   $      44,085      $      27,791

Redeemable preferred shares                           301,727            301,727

Share subscriptions (note 2(a))                       226,203            185,513

Stockholders' equity
  Capital stock
    5,000,000 preferred shares with a par value of $0.001 per
      share authorized, nil issued
    50,000,000 common shares with a par value of $0.001 per share authorized,
      6,072,810 issued, (May 31, 2000 -
      5,846,459 issued)                                  6,072            5,846
  Additional paid in capital                         3,148,513        2,201,056
  Deficit accumulated during the development stage  (2,563,923)      (1,666,401)
  Accumulated other comprehensive income                33,304           33,304
--------------------------------------------------------------------------------
                                                       623,966          573,805

--------------------------------------------------------------------------------
                                                 $   1,195,981    $   1,088,836
--------------------------------------------------------------------------------



See accompanying notes to interim consolidated financial statements

L.O.M. MEDICAL INTERNATIONAL INC.
(A Development Stage Enterprise)

Interim Consolidated Statement of Loss
($ United States)

For the nine months ended February 28, 2001 and 2000 and cumulative from inception (March 17, 1997) to February 28, 2001
(Unaudited - Prepared by Management)

-----------------------------------------------------------------------------------------------------------------
                                                        From Inception
                                                      (March 17, 1997)               2001                 2000
                                                  to February 28, 2001
-----------------------------------------------------------------------------------------------------------------
Expenses
     Advertising                                       $       14,177       $          42        $       1,438
     Advisor fees                                                 500                 500                    -
     Amortization                                              60,856              14,296               12,520
     Automotive                                                56,466              11,959               13,749
     Consulting fees                                          507,260             383,033               39,970
     Conventions and seminars                                   2,300               2,300                    -
     Design plans                                              10,911                  -                     -
     Director's fees                                           26,528               5,000                3,970
     Foreign exchange loss (gain)                              14,638                (638)              (3,737)
     Freight                                                    2,134               2,134                    -
     Insurance                                                 28,639              16,084                1,639
     Interest and bank charges                                 13,821               4,930                3,801
     Legal and accounting                                     312,369             138,286               46,267
     Licenses, fees and dues                                    6,033               1,692                3,476
     Management fees and wages                                514,585             148,321              124,353
     Office and administration                                226,309              50,566               26,668
     Product development                                      128,929             102,345                    -
     Promotion and entertainment                               17,550               1,745                2,009
     Rent                                                     151,152              36,110               27,013
     Repairs and maintenance                                    2,509                 193                    -
     Storage                                                    1,162               1,162                    -
     Telephone and utilities                                   46,408               6,421                8,609
     Travel                                                    65,384              12,680               15,109
     Video production                                          26,783                 511                3,855
     Write down of inventory                                   55,734                   -                    -
     Write down of product rights and patent costs            374,128                   -                    -
-------------------------------------------------------------------------------------------------------------------
                                                            2,667,265             939,672              330,709
-------------------------------------------------------------------------------------------------------------------
Loss from operations                                       (2,667,265)           (939,672)            (330,709)

Other income
     Interest income                                          103,342              42,150               12,525
-------------------------------------------------------------------------------------------------------------------
                                                           (2,563,923)           (897,522)            (318,184)

-------------------------------------------------------------------------------------------------------------------
Net loss                                               $   (2,563,923)      $    (897,522)       $    (318,184)
-------------------------------------------------------------------------------------------------------------------


Loss per common share, basic and diluted               $       (0.55)       $       (0.15)       $       (0.06)

Weighted average common shares,
   basic and diluted                                        4,639,469            6,004,925           5,512,383
-------------------------------------------------------------------------------------------------------------------


See accompanying notes to interim consolidated financial statements

L.O.M. MEDICAL INTERNATIONAL INC.
(A Development Stage Enterprise)

Interim Consolidated Statement of Loss
($ United States)

For the three months ended February 28, 2001 and 2000
(Unaudited - Prepared by Management)

--------------------------------------------------------------------------------
                                                         2001              2000
--------------------------------------------------------------------------------

Expenses
     Advertising                                    $        42     $     1,433
     Advisor fees                                           500               -
     Amortization                                         4,786           4,273
     Automotive                                           3,249           5,562
     Consulting fees                                    316,575          18,989
     Director's fees                                      2,000           2,253
     Foreign exchange loss (gain)                           294          (2,016)
     Freight                                                387               -
     Insurance                                            5,414           1,639
     Interest and bank charges                            1,308           1,512
     Legal and accounting                                50,400          17,936
     Licenses, fees and dues                              1,533           3,291
     Management fees and wages                           44,711          47,515
     Office and administration                           11,017           6,100
     Product development                                 98,081               -
     Promotion and entertainment                            884             527
     Rent                                                 9,200           9,296
     Repairs and maintenance                                 64               -
     Storage                                                309               -
     Telephone and utilities                              2,090           2,297
     Travel                                               3,692           4,859
     Video production                                         -             926
--------------------------------------------------------------------------------
                                                        556,536         126,392
--------------------------------------------------------------------------------
Loss from operations                                   (556,536)       (126,392)

Other income
     Interest income                                     13,569           6,037
--------------------------------------------------------------------------------
                                                       (542,967)       (120,355)

--------------------------------------------------------------------------------
Net loss                                          $    (542,967)  $    (120,355)
--------------------------------------------------------------------------------


Loss per common share, basic and diluted          $       (0.09)  $      (0.02)
--------------------------------------------------------------------------------

Weighted average common shares, basic and diluted      6,072,810      5,610,099
--------------------------------------------------------------------------------





See accompanying notes to interim consolidated financial statements

L.O.M. MEDICAL INTERNATIONAL INC.
(A Development Stage Enterprise)

Interim Consolidated Statement of Cash Flows
($ United States)

For the nine months ended February 28, 2001 and 2000 and cumulative from inception (March 17, 1997) to February 28, 2001
(Unaudited - Prepared by Management)

----------------------------------------------------------------------------------------------------------------
                                                         From inception
                                                       (March 17, 1997)
                                                   to February 28, 2001             2001                 2000
----------------------------------------------------------------------------------------------------------------
Operating activities
   Net loss for the period                             $    (2,563,923)          (897,522)       $    (318,184)

   Items not involving cash
     Amortization                                               60,856             14,296               12,520
     Gain on sale of fixed assets                               (2,659)                 -                    -
     Write down of inventory                                    55,734                  -                    -
     Write down of product rights and patent costs             374,128                  -                3,194
     Compensation cost of stock options issued
       for services                                            295,269            295,269                    -

   Changes in non-cash working capital
     Accounts receivable                                       (27,549)            (6,479)              (2,895)
     Prepaid expenses                                           (6,473)               347                1,886
     Accounts payable and accrued liabilities                   44,085             16,294              (17,041)
     Inventory purchases                                       (55,734)                 -                  100
----------------------------------------------------------------------------------------------------------------
                                                            (1,826,266)          (577,795)            (320,420)
Financing
     Issuance of capital stock                               2,006,072            466,901              222,396
     Proceeds from subscriptions for shares                  1,079,447            226,203              172,919
----------------------------------------------------------------------------------------------------------------
                                                             3,085,519            693,104              395,315
Investing
     Advances and deposits                                    (145,155)          (103,155)                   -
     Proceeds on disposition of fixed assets                     6,189                 -                     -
     Acquisition of fixed assets                               (97,583)            (5,864)              (3,660)
     Acquisition of product rights                             (90,577)                -                     -
----------------------------------------------------------------------------------------------------------------
                                                              (327,126)          (109,019)              (3,660)

Foreign currency translation adjustment                            177                  -                   70
Other comprehensive income                                      33,304                  -                    -
----------------------------------------------------------------------------------------------------------------
Increase (decrease) in cash and cash equivalents               965,608              6,290               71,305

Cash and cash equivalents, beginning of period                      -             959,318              346,646

----------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period               $       965,608      $     965,608        $     417,951
----------------------------------------------------------------------------------------------------------------

Supplementary information:
   Interest paid                                       $           -        $          -         $           -
   Income taxes paid                                               -                   -                     -
Non-cash financing and investing activities:
   Issuance of redeemable preferred shares
     for product rights                                        309,677                 -                     -
----------------------------------------------------------------------------------------------------------------
   Common shares issued for conversion of
     share subscriptions                               $       248,244      $     185,513        $      62,731
   Compensation cost of stock options
     issued for services                               $       295,269      $     295,269        $           -





See accompanying notes to interim consolidated financial statements

L.O.M. MEDICAL INTERNATIONAL INC.
(A Development Stage Enterprise)

Consolidated Statement of Stockholders' Equity and Comprehensive Income $ United States

For the period from inception on March 17, 1997 to February 28, 2001 (Unaudited - Prepared by Management)

---------------------------------------------------------------------------------------------------------------
                                    Capital Stock                       Deficit
                               ----------------------                Accumulated     Accumulated
                                  Number                Additional    During the           Other          Total
                               of Common                  Paid in    Development   Comprehensive  Stockholders'
                                  Shares     Amount       Capital          Stage          Income         Equity
----------------------------------------------------------------------------------------------------------------
Common shares issued                   3    $     1     $     -      $         -     $         -    $         -

Comprehensive income:
  Loss                                 -          -           -         (138,272)              -       (138,272)
  Foreign currency translation         -          -           -                -          13,582         13,582
----------------------------------------------------------------------------------------------------------------
Comprehensive income (loss)            -          -           -         (138,272)         13,582       (124,690)

----------------------------------------------------------------------------------------------------------------
Balance, May 31, 1997                  3          1           -         (138,272)         13,582       (124,689)

Common shares issued
  net of share issue costs     2,410,944      2,410     472,355                -               -        474,765

Common shares issued
  net of shares issue costs    3,072,300      3,072     601,928                -               -        605,000

Comprehensive income:
  Loss                                 -          -           -         (293,239)              -       (293,239)
  Foreign currency translation         -          -           -                -          (7,294)        (7,294)
----------------------------------------------------------------------------------------------------------------
Comprehensive income (loss)            -          -           -         (293,239)         (7,294)      (300,533)

----------------------------------------------------------------------------------------------------------------
Balance, May 31, 1998          5,483,247      5,483     1,074,283       (431,511)          6,288        654,543

Common shares issued
  net of share issue costs        36,300         36        96,726              -               -         96,762

Comprehensive income:
  Loss                                 -          -             -       (726,055)              -       (726,055)
  Foreign currency translation         -          -             -              -          17,038         17,038
----------------------------------------------------------------------------------------------------------------
Comprehensive income (loss)            -          -             -       (726,055)         17,038       (709,017)

----------------------------------------------------------------------------------------------------------------
Balance, May 31, 1999          5,519,547      5,519     1,171,009     (1,157,566)         23,326         42,288

Common shares issued
  net of share issue costs       307,610        308       967,335              -               -        967,643

Common shares issued for
  conversion of share
  subscriptions                   19,302         19        62,712              -               -         62,731

Comprehensive income:
  Loss                                -           -             -       (508,835)              -       (508,835)
  Foreign currency translation        -           -             -              -           9,978          9,978
----------------------------------------------------------------------------------------------------------------
Comprehensive income (loss)           -           -             -       (508,835)          9,978       (498,857)

----------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------
Balance, May 31, 2000         5,846,459    $  5,846   $ 2,201,056   $ (1,666,401)   $     33,304   $    573,805
================================================================================================================


L.O.M. MEDICAL INTERNATIONAL INC.
(A Development Stage Enterprise)

Consolidated Statement of Stockholders' Equity and Comprehensive Income (continued) $ United States

For the period from inception on March 17, 1997 to February 28, 2001 (Unaudited - Prepared by Management)

---------------------------------------------------------------------------------------------------------------
                                    Capital Stock                       Deficit
                               ----------------------                Accumulated    Accumulated
                                 Number                Additional     During the           Other         Total
                               of Common                  Paid in    Development   Comprehensive Stockholders'
                                  Shares     Amount       Capital          Stage          Income        Equity
---------------------------------------------------------------------------------------------------------------
Balance, May 31, 2000,
  carried forward              5,846,459 $    5,846  $  2,201,056 $  (1,666,401)   $      33,304  $    573,805

Common shares issued for
  cash net of share issue
  costs of $83,227               169,270        169       466,732            -               -         466,901

Common shares issued on
  conversion of share
  subscriptions                   57,081         57       185,456            -               -         185,513

Compensation costs for
  stock options issued for
  services (note 2(b))               -          -         295,269            -               -         295,269

Comprehensive income:
  Loss                               -          -             -        (897,522)             -       (897,522)
  Foreign currency translation       -          -             -              -               -              -
----------------------------------------------------------------------------------------------------------------
Comprehensive income (loss)          -          -             -        (897,522)             -       (897,522)

----------------------------------------------------------------------------------------------------------------
Balance, Feb 28, 2001          6,072,810 $    6,072  $  3,148,513 $  (2,563,923)   $    33,304    $    623,966
----------------------------------------------------------------------------------------------------------------

L.O.M. MEDICAL INTERNATIONAL INC.
(A Development Stage Enterprise)

Notes to Consolidated Financial Statements
($ United States)

(Unaudited - Prepared by Management)

--------------------------------------------------------------------------------

L.O.M. Medical International Inc. was incorporated on March 17, 1997 under the General Corporation Laws of Delaware. It conducts research and development on new products in the medical field including a retractable syringe. Operations effectively commenced on June 1, 1997. These interim consolidated financial statements should be read in conjunction with the annual financial statements for the year ended May 31, 2000 filed under cover of Form 10-KSB.

1.   Significant accounting policies:
     a)  Going concern

         These financial statements have been prepared by management on the going concern basis in accordance with generally accepted accounting principles in the United States of America, which assumes the realization of assets and liquidation of liabilities and commitments in the normal course of business. As shown in the consolidated financial statements, to date, the Company has generated no revenues and has accumulated a deficit since inception of $2,563,923. This factor, among others raises substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern is dependent on its ability to generate future profitable operations and receive continued financial support from its stockholders and other investors.

         Management's plans with respect to generating future profitable operations include future sales of the retractable syringe as well as additional funding from stockholders in the form of additional share subscriptions. There can be no assurance that a market will develop for the retractable syringe or that additional share financings will be available. Failure to obtain adequate financing will cause the Company to curtail operations.

     b)  Management estimates

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

2.   Capital stock:

     a)  Share subscriptions:

         Subsequent to February 28, 2001, the Company issued 69,601 common shares at $3.25 per share for net proceeds of $226,203, which were received prior to February 28, 2001.

L.O.M. MEDICAL INTERNATIONAL INC.
(A Development Stage Enterprise)

Notes to Consolidated Financial Statements
($ United States)

(Unaudited - Prepared by Management)

--------------------------------------------------------------------------------

2.   Capital stock (continued):

     b)  Stock options

         The Company has the following stock options:

---------------------------------------------------------------------------------------------------------------------
                                                                   2001                                        2000
                                                       Weighted average                            Weighted average
                                           Shares        exercise price                Shares        exercise price
---------------------------------------------------------------------------------------------------------------------
         Balance, beginning of year           -                     -                     -                     -
         Issued                           340,417                 $3.25                   -                     -
         Exercised                            -                     -                     -                     -
         Expired or cancelled                 -                     -                     -                     -
---------------------------------------------------------------------------------------------------------------------
                                          340,417                 $3.25                   -                     -
---------------------------------------------------------------------------------------------------------------------

         At February 28, 2001, all options were exercisable. The remaining contractual life of the outstanding options was 10 years.

         The Company applies APB Opinion No. 25 in accounting for its stock options issued to directors, officers and employees and, accordingly, because options issued to these individuals have been granted at the market price on the issue date, no compensation cost has been recognized for its stock options in the consolidated financial statements. Had the Company determined compensation costs based on the fair value of its stock options at the grant date under SFAS No. 123, the Company's loss for the nine months ended February 28 would have been increased to the pro forma amounts below:

--------------------------------------------------------------------------------
                                                           2001            2000
--------------------------------------------------------------------------------

         Loss
           As reported                            $     897,522   $     318,184
           Pro forma                                  1,174,580         318,184

         Loss, pre share, basic and diluted
           As reported                                    $0.15           $0.06
           Pro forma                                      $0.20           $0.06
--------------------------------------------------------------------------------

         During the 3 months ended February 28, 2001 206,667 (2000 - nil) options were issued to directors and employees. The fair value of the options has been determined under the Black Scholes Method using the expected life of the options, a volatility of nil%, a risk-free rate of 5.39% (1999 - nil%) and no assumed dividends.

         During the 3 months ended February 28, 2001, the Company issued 133,750 options and a right to purchase 133,750 common shares of the Company at a price of $3.25 per share to non-employees for services. The fair value of the options and stock right issued has been recorded using the Black Scholes Method using the expected life of the options, a volatility of 50%, a risk-free rate of 5.39% and no assumed dividends.

    c)   Warrants:

         3,036,405 warrants have been issued. Each warrant entitles the holder of such warrant to purchase one common share for $5.00 per share. Each warrant expires ninety days after the first transaction in the Company's shares occurs on the Over-the-Counter Bulletin Board.

Item 2.  Plan of Operation

This following information specifies certain forward-looking statements of management of the company. Forward-looking statements are statements that estimate the happening of future events and are not based on historical fact. Forward-looking statements may be identified by the use of forward-looking terminology, such as "may", "shall", "will", "could", "expect", "estimate", "anticipate", "predict", "probable", "possible", "should", "continue", or similar terms, variations of those terms or the negative of those terms. The forward-looking statements specified in the following information have been compiled by our management on the basis of assumptions made by management and considered by management to be reasonable. Our future operating results, however, are impossible to predict and no representation, guaranty, or warranty is to be inferred from those forward-looking statements.

The assumptions used for purposes of the forward-looking statements specified in the following information represent estimates of future events and are subject to uncertainty as to possible changes in economic, legislative, industry, and other circumstances. As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives require the exercise of judgment. To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and, accordingly, no opinion is expressed on the achievability of those forward-looking statements. No assurance can be given that any of the assumptions relating to the forward-looking statements specified in the following information are accurate, and we assume no obligation to update any such forward-looking statements.

Our Development.

L.O.M. Medical International Inc., a Delaware corporation ("Company" and "L.O.M. Medical"), was incorporated in the State of Delaware on March 17, 1997. Our executive offices are located at #3-1482 Springfield Road, Kelowna, B. C., Canada V1Y 5V3. The Company's telephone number is 250.762.7552.

For purposes of clarification, anytime the symbol "US" is used within this Quarterly Report of Form 10-QSB, it refers to the currency of the United States. Anytime the symbol "CDN" is used, it refers to the currency of Canada.

Our Business.

We were incorporated for the purpose of researching and developing health care products. Our goal is to become an innovator and provider of a retractable syringe ("Syringe") and related products and technologies to the health care market. We have successfully patented and licensed products in seventy countries including the United States and Canada and continue to maintain these patents. We plan to develop new and improved products and provide the health care industry with better, safer products throughout the world.

The Retractable Syringe.

We hope our retractable syringe will change standard disposal methods for used syringes. We have developed a product designed to function as a standard hypodermic syringe that we believe is safer to the caregiver or health care worker. We believe that our syringe's unique design will allow health care providers to avoid direct contact with used needles. Our syringe is covered by United States Patent No. 5,868,713 dated February 9, 1999, and international patents have been filed in 24 different countries.

Once the syringe needle is injected, the user simply has to press the plunger top gently with his or her thumb to automatically retract the needle into its own sealed chamber. The needle is hidden where it remains locked in place and cannot be used again. Our syringe does not require a health care worker to use both hands to retract the needle after it has been used and withdrawn from the patient. Our syringe will be produced in standard industry sizes from 1CC to 20 CC, inclusive.

We intend to promote our syringe as a safer and less risk-oriented instrument for hospital staff and health care workers. We are optimistic that doctors, nurses, and health care workers alike will recognize and appreciate the safety features of our syringe because of its ease of "use-and-disposal" and its unique "contaminate-prevention" characteristics.

It is anticipated that the products and technologies developed by us will be offered to distributors on a worldwide basis, with an initial emphasis in Canada and the United States. It is hoped that new product and technology ideas will be generated through active dialogues among our potential customers, and our network of scientific advisors. We also plan to participate in national and international conferences, and reviews of selected scientific literature.

Our management interacts with a network of scientific advisors within the industry, including members of academic institutions, as well as potential customers. We anticipate that these interactions will enable us to identify the specialized needs of those potential customers and to provide innovative and commercially acceptable products and technologies. At this time, our relationship with scientific advisors and academic institutions is limited to an advisory relationship. We anticipate testing our syringe in conjunction with teaching universities in Canada, Britain, and other constituents of the United Kingdom.

We will continue to develop our prototype syringe. As of February 28, 2001, we have incurred $102,345.00 in connection with the development of our syringe, including a prototype. Our agreement with B.C. Tech Inc. and Philips Plastic Corporation, encompasses producing our prototype syringe as well as 100,000 test units, at a cost of approximately US $400,000.00. We believe these contracts will be paid in full over the next several months.

During this period we anticipate increases to staffing levels. Dr.Simon Wood will run the research and development department. We have contracted with an engineer to assist with CAD-CAM requirements. We have entered into contracts with Zen Capital and Mergers Ltd. They have agreed to assist us in future funding and acquisition strategies. Mr.Stephen Stow represents Zen Capital and Mergers Ltd.

We are not currently producing commercial quantities of products or currently supplying any services to any third parties. No assurance can be given that we will, on a timely basis, be able to make the transition from manufacturing testing quantities of our syringe to commercial production quantities successfully or be able to arrange for contract manufacturing.

We anticipate contracting out the first two years of production of our syringe. At the end of the second year of production, we anticipate engaging in significant discussions regarding the potential for the construction of our own production facility. We recognize that the construction of a production facility will be contingent upon us having reached our sales and profit projections. We anticipate this issue will be presented for vote by the Board of Directors and shareholders. The negotiations to set up a manufacturing plant in Ireland have not progressed beyond the preliminary discussions discussed in our previous filings.

Our Eye Care System.

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

The Eye Care System is designed so that the practitioner will no longer need to have direct hand or finger contact with the contact lens when fitting the patient. We believe that the design of the system will reduce the risk of contamination and infection to the patient. We have developed a liquid cleaner for the Eye Care System that quickly cleans contact lenses. We have obtained Food and Drug Administration Approval ("FDA") for the Eye Care System product.

We have completed market testing and believe that the Eye Care System was well received at the American Optometrists Association convention in Montreal, Canada, where approximately 30,000 units were distributed to opticians, optometrists and pharmacies. We have completed the formulation of contact lens solutions and copyrights covering these products have been registered. We have completed the design and labeling of the Eye Care System. We believe that the eye-care products are ready for marketing and distribution.

The target markets for the distribution for the Eye Care System product include, but are not necessarily limited to, hospitals and clinics, including optometrists and opticians.

Our eye care products are currently produced in Canada. We own all of the necessary injection molds. We will contract out for the production of components needed for the assembly and packaging of the eye care products. The actual assembly and packaging will be subcontracted out at this time.

We have produced 33,000 units of our eye care inserters, which will be used for demonstrations. As such we have not inventoried the units but expensed them in the past financial statements as net realizable value is anticipated to be nil. We currently have the ability to subcontract out for the production of commercial quantities of our eye care products. We currently have dies with an output capacity of 150,000 units. There is a second set of dies designed that will have a 300,000 unit capacity which would allow the production of a total of 450,000 units of eye care products per month.

We have received FDA approval to market our line of eye care products in the United States and have the necessary Canadian approval to market eye-care products in Canada. We are reviewing various contracts with third parties to market the Eye Care System in Canada as well as the United States.

We will focus our activities over the next several months on the production and introduction of our syringe. When that is finalized, we will implement our marketing plan for the Eye Care System products.

Skin Care Products

We are currently in the first phase of licensing agreements with the owners of a line of skin care products. We have invested approximately $117,000.00 to date to pay for licensing agreements and patents in North America. We are sending Dr. Simon Wood to Germany to perform additional due diligence regarding such licensing rights.

Genetic Patents

We are currently in the first phase of licensing agreements with the owners of various patents on genetic vectors. As of February 28, 2001, we advanced $27,760.00 to pay for patents.

New Board Member

On or about March 2, 2001, our Board of Directors appointed Dr.Harold Punnett as a director. Dr.Punnet has had his own dental practice in the Vancouver area since 1984. For the past ten years he has been an active participant in the investment community. Presently Dr.Punnett is part of a private venture capital group based in Europe as well as serving as a member of the Board of Directors of one other public company.

Business of Our Subsidiary

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

Business Risks

L.O.M. Medical International, Inc., is exposed to a variety of business risks, some of which are inherent to all competitive commercial enterprises and others that are specific to the medical products industry. We endeavor to limit all specific risk factors through our disciplined management of operation and financial strategies.

Financial Risks

Our business plans are aggressive in nature. Continued rapid business expansion will consume valuable working capital and result in significant demand on cash flow from operations over the next few quarters. We expect that existing capital resources and contributions from profits will not be sufficient to fund our business plans as represented without assembling additional funds from external sources.

Business Cycles and Risks of Cost Overruns

The sale and implementation of our products will require reasonable market penetration. Failure to secure reasonable market penetration could have adverse effects on our general business results of operations and our financial condition.

Fluctuations in Financial Results

Our operating results will fluctuate, depending on factors such as the demand for our products, the size and timing of contracts, new products and enhancements, price competition, changes in operating expenses and personnel and general economic factors. Therefore, actual financial results may vary significantly from those projected by us.

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

Foreign Currency

Our business plans are primarily focused on the penetration in the United States and, subsequently, worldwide markets, therefore, we will be subject to the risk of foreign currency fluctuations.

Competition and Sales Channels

Several companies compete with us in the syringe market and there are also competitors in the safety syringe market. Most are substantially larger and possess greater financial resources than us. Our future success, however, relies on achieving superior product development through greater focus on the needs of the market and faster response to evolving customer requirements. There can be no assurance, however, that competitors will not develop products superior to our products or achieve greater market acceptance due to marketing, sales channels or other factors.

Dependence on Large Distributors

We will rely in part on business partners for the distribution of its products. This includes a few large distributors in the United States. We may be impacted by negative business cycles or events experienced by these distributors. This may lead to a short or long term reduction in revenue.

Human Resource Risks and Growth

Our success will be largely dependent on the performance of our key employees. Failure to attract and retain key employees with necessary skills could have an adverse impact upon our growth and profitability. We hope our business will grow over the next three years. If we experience significant growth, such expansion will result in substantial growth in the number of employees, the scope of our operating and financial systems and the geographic area of our operations.
Such growth will increase the responsibilities for both existing and new management personnel. Our ability to support such growth will be dependent upon having highly trained personnel in place to conduct pre-sales activities, product implementation and other customer support services. Future operating results will depend on the ability of our key managers and employees to continue to implement and improve our operational, customer support and financial systems. There can be no assurance that we will be able to manage any future expansion successfully, and if we are unable to manage our growth, this could adversely affect our results of operations and the financial health.

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

Government Standards and Regulations

Our products will be subject to numerous foreign government standards and regulations that are continually being amended. Although we will endeavor to satisfy foreign technical and regulatory standards, there can be no assurance that our products will comply with foreign government standards and regulations, or changes thereto, or that it will be cost effective to redesign the products to comply with such standards or regulations. The inability to design or redesign products to comply with foreign standards could have a material adverse effect on our business, financial condition and results of operations.

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

Liquidity and Capital Resources.

We believe we have raised enough capital to allow us to meet the financial obligations for a period of at least twelve (12) months from February 28, 2001. However, the forecast for the period of time through which the financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could fail as a result of a number of factors.

We had cash resources of $965,608.00 at February 28, 2001. At May 31, 2000, we had cash resources of $959,318.00. At February 28, 2001, total current assets of were $999,630.00 and total current liabilities were $44,085.00. At February 28, 2001, total current assets exceeded total current liabilities by $955,545.00. At May 31, 2000, total current assets were $987,208.00 and total current liabilities were $27,791.00. At May 31, 2000, total current assets exceeded total current liabilities by $959,417.00. Because we are not generating any revenues, our only external source of liquidity is the sale of our capital stock. We have no contractual obligations for capital purchase or any other commitments.

Results of Operations

We have not yet realized any revenues from operations. The net loss from operations from March 17, 1997 (inception) to February 28, 2001, was $2,563,923.00. The net loss for the 9-month period ended February 28, 2001, was $897,522.00 compared to a loss of $318,184.00 for the 9-month period ended February 28, 2000. The net loss for the 3-month period ended February 28, 2001 was $542,967.00 compared to a loss of $120,355.00 for the 3-month period ended February 28, 2000. The net loss for the 12-month period ended May 31, 2000, was $508,835.00. Such losses were primarily the result of operational expenditures.

In the current 9 month period the losses have increased compared to the prior comparable period because we are now funding the development of our syringe. During the 3-month and 9-month periods ending February 28, 2001 we paid $98,081.00 and $102,345.00 respectively, as expenses related to the development of the syringe, including, the development of a prototype syringe. During the 3-month and 9-month periods ending February 28, 2000, we did not expend any further funds on such activities. We incurred $50,400.00 and $138,286.00 in legal and accounting fees for the 3-month and 9-month periods ending February 28, 2001 compared to $17,936 and $46,267 for the 3-month and 9-month periods ending February 28, 2000. The increase was due to legal and accounting fees related to our filings with the Securities and Exchange Commission, preparation of the 15C211 and preparation of a Registration Statement on Form SB-2. Consulting fees for the 3-month and 9-month periods ending February 28, 2001, were $316,575.00 and $383,033.00 compared to $18,989.00 and $39,970.00 for the
3-month and 9-month periods ending February 28, 2000, respectively. This increase is due to the issuance of stock options for services during the last quarter.

For the 9-month period ended February 28, 2001, the following material changes in our financial position:

o Advances and deposits have increased from $103,155.00 at May 31, 2000, to $145,155.00 at February 28, 2001. The increase was due to $75,395.00 advanced to the owners of a line of skin care products for licensing agreements and patents in North America. In addition $27,760.00 has been advanced to the owners of various patents on genetic vectors.
o Capital stock and additional paid in capital increased from May 31, 2000, to February 28, 2001, due to the issuance of 226,351 common shares.

Item 1. Legal Proceedings

We have been informed by the British Columbia Securities Commission that it is conducting an inquiry into the distribution or our common stock in the Province of British Columbia. The staff of the British Columbia Securities Commission has concluded that the distribution of certain shares of our common stock in the Province of British Columbia may not have, in all circumstances, satisfied the prospectus exemption requirements of the British Columbia Securities Act. We disagree with the conclusion of the British Columbia Securities Commission. In an effort to resolve the concerns of the staff of the British Columbia Securities Commission and without admitting any wrong doing, we have agreed to make an offer of rescission to purchasers of our common stock residing in British Columbia. We are awaiting confirmation from the British Columbia Securities Commission of the proposed terms of the rescission offer.


Item 2. Changes in Securities

We have offered to all shareholders of record, one warrant for every two shares held by each shareholder. Each warrant entitles the holder of such warrant to purchase one share of our common stock for $5.00 per share. Each warrant expires by its own terms ninety days after the first transaction in our shares occurs on the Over-the-Counter Bulletin Board.

We have issued 340,417 stock options to employees, directors and consultants. Each option entitles the holder to purchase one common share at $3.25. Under SFAS 123 a compensation cost of $295,269.00 has been recorded for those options issued to consultants.

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Submission of Matters to Vote of Security Holders

None

Item 5.  Other Items

On March 2, 2001, our Board of Directors appointed Dr.Harold Punnett as a director. Dr.Punnet has had his own dental practice in the Vancouver area since 1984. For the past ten years he has been an active participant in the investment community. Presently, Dr.Punnett is part of a private venture capital group based in Europe as well as serving as a member on the Board of Directors of one other public company.

Item 6.  Exhibits and Reports on Form 8-K

On December 31, 2000, we accepted the resignation of Peter McFadden as a director. Mr. McFadden left our Board of Directors due to his increased activity and responsibilities as our Chief Financial Officer, we are not aware of any disagreements on any matter relating to operation, policies or practice. The Form 8-K has been filed.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:   March 15, 2001                      L.O.M. Medical International, Inc.


                                       By:      /s/ John Klippenstein
                                                ---------------------
                                                John Klippenstein
                                       Its:     President