Form 10KSB
period 2001-05-31
L O M MEDICAL INTERNATIONAL INC
filed 2001-08-14
CIK 1065502

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, for the fiscal year ended May 31, 2001

                            Commission File No. _____

                       L.O.M. MEDICAL INTERNATIONAL, INC.
                       ----------------------------------
             (Exact name of registrant as specified in its charter)
DELAWARE                                                             98-0178784
-------------------------------------------------------------------------------
(State or other jurisdiction               (I.R.S. Employer Identification No.)
of incorporation or organization)

#3-1482 Springfield Road, Kelowna,
British Columbia, Canada                                                V1Y 5V3
-------------------------------------------------------------------------------
(Address of registrant's principal executive offices)                (Zip Code)

                                  250.762.7552
                                  ------------
              (Registrant's Telephone Number, Including Area Code)

Check whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                           Yes [X]                   No [  ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year: $0.00.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act). As of May 31, 2001, approximately $3,414,588.

The number of shares outstanding of the issuer's only class of Common Stock, $.001 par value, was 6,152,811 on May 31, 2001.

Documents incorporated by reference. There are no annual reports to security holders, proxy information statements, or any prospectus filed pursuant to Rule 424 of the Securities Act of 1933 incorporated herein by reference.

Transitional Small Business Disclosure format (check one):
                           Yes [  ]                  No [X]

PART I.

Item 1.  Description of Business.
---------------------------------

Development of the Company.

L.O.M. Medical International Inc., a Delaware corporation ("Company"), was incorporated in the State of Delaware on March 17, 1997. Our executive offices are located at #3-1482 Springfield Road, Kelowna, B. C. Canada V1Y 5V3. The Company's telephone number is 250.762.7552.

For purposes of clarification, anytime the symbol "US" is used within this Annual Report of Form 10-KSB, it refers to the currency of the United States. Anytime the symbol "CDN" is used, it refers to the currency of Canada.

Business of the Company.

The Company was incorporated for the purpose of researching and developing health care products. The goal is to become an innovator and provider of a retractable syringe ("Syringe") and related products and technologies to the health care market. We also hope to successfully market and distribute a line of eye care products. We plan to develop new and improved products and provide the health care industry with better, safer products throughout the world.

The Retractable Syringe.

We believe the Syringe will change standard disposal methods for used syringes. We have developed a product designed to function as a standard hypodermic syringe that we believe is safer to the caregiver or health care worker. We believe that the Syringe's unique design will allow health care providers to avoid direct contact with used needles. The Syringe is covered by United States Patent No. 5,868,713 dated February 9, 1999, and international patents have been filed in 84 different countries.

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

We intend to promote the Syringe as a safer and less risk-oriented instrument for hospital staff and health care workers. We are optimistic that doctors, nurses, and health care workers alike will recognize and appreciate the safety features of the Syringe because of its ease of "use-and-disposal" and its unique "contaminate-prevention" characteristics. However, we currently have no contracts to sell the Syringe and there are no guarantees as to the timing of any such contracts in the future.

It is anticipated that the products and technologies developed by us will be offered to distributors on a worldwide basis, with an initial emphasis in Canada and the United States. It is hoped that new product and technology ideas will be generated through active dialogues among our potential customers, and our network of scientific advisors. We also hope to participate in national and international conferences, and to generate reviews in selected scientific literature.

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

Over the last 12 months we have been working toward turning the patented concept of our retractable syringe into a viable product. The challenges of doing this cost effectively are great. We have manufactured a Proof Of Concept Prototype ("POCP"). A POCP is a device designed to show that the patented idea or invention can be made into a viable product. The next step is to make a prototype that is virtually the same as the finished product. We are currently working on manufacturing 50,000 prototypes.

The first task in the development of the our retractable syringe was to find a prototype that we would be able to work with. Over 20 companies were researched, evaluated and contacted before we settled on our current contract developer. We have entered into preliminary agreements with B.C. Tech Inc. and Philips Plastic Corporation. We believe those agreements will allow us to complete the production of the prototype Syringe as well as allow us to produce 50,000 test units of the Syringe at a cost of approximately US $400,000.00. We plan to meet our financial obligation under these agreements over the next several months from existing cash resources. From our inception on March 17, 1997, to May 31, 2001 we have incurred $875,420 related to the development of the Syringe, including a prototype.


During the year, a propellant was selected from a large pool of possibilities. This had to meet many criteria. We have found a material that, according to our preliminary research, meets the desired criteria and has been encapsulated in a polymer to form a cell. We have not yet completed our research, however, and unanticipated problems may arise. This cell has proved to generate more than enough power to retract a needle. We hope to produce a cell with a 2-year shelf life. Currently we have developed a cell with a 3-6 month shelf.

We have garnered information on syringe design and practicality from interviewing nursing practitioners. We also determined the thumb-force required to activate retraction of the needle. We have incorporated the results of our studies into our POCP.

We believe that the POCP has shown benefits over spring-powered syringes. With design modifications, we hope to tailor the speed of retraction while maintaining the smooth retraction of the needle. We hope this will eliminate the type of blood splattering sometimes experienced with spring-loaded syringes.

We have evaluated many types of syringes. We are in the final stages of design approval to make 5,000 prototypes for selected trials by physicians, nurses, and clinics. We hope that the prototypes will be ready within 3-4 months.

Over the next 12 months, we plan to focus our efforts in the following areas:

o Perform design refinements on the Syringe in an effort to minimize parts and make manufacturing as simple and cost effective as possible;

o  Selection of raw materials;

o Contact the Food and Drug Administration ("FDA") in anticipation of a 510K submission;

o  Sterilization selection (E beam and Y beam);

o   Material compatibility; and

o   Mould maker selection.

During the next 12 months we anticipate increases in our staffing levels as the prototype of the Syringe moves forward. Dr. Simon Wood has agreed to run the research and development department. Currently, he invoices us on an hourly basis for work completed. There is no written contract in place with him at this time. We have subcontracted with Kevin Conway, a mid-level engineer for services. Mr. Conway performs subcontract work on a hourly basis. He is assisting with CAD-CAM requirements relating to the development of the Syringe.

We are not currently producing commercial quantities of products or currently supplying any services to any third parties.

No assurance can be given that we will, on a timely basis, be able to make the transition from manufacturing testing quantities of the Syringe to commercial production quantities successfully or be able to arrange for contract manufacturing.

We anticipate contracting out the first two years of commercial production of the Syringe. At the end of the second year of production, we anticipate engaging in significant discussions regarding the potential for the construction of our own production facility. We recognize that the construction of a production facility will be contingent upon us having reached our sales and profit projections. We anticipate this issue will be presented for vote by the Board of Directors and shareholders. Negotiations to set up a manufacturing plant in Ireland have begun but have not progressed beyond the preliminary discussions discussed in our previous filings.

The Eye Care System.

We have invented and developed an insertion and storage device for contact lenses (the "Eye Care System"), which is a method of handling and inserting contact lenses. We have developed the following components and solutions that may be used together with the Eye Care System insertion and storage products:

o a medical inserter that will remove contact lenses in a medical emergency situation for use by hospital medical staff and paramedics;
o        disposable and replacement inserter ends;
o        additional storage cups and caps; and
o all soaking and disinfecting solutions that are to be used with the Eye Care System inserter.

The Eye Care System is designed to allow the practitioner to avoid having direct hand or finger contact with the contact lens when fitting a patient. We believe that the design of the system will reduce the risk of contamination and infection to the patient. We have developed a liquid cleaner for the Eye Care System that quickly cleans contact lenses. We have obtained FDA approval for the Eye Care System product.

The target markets for the distribution for the Eye Care System product include, but are not necessarily limited to, hospitals and clinics, including optometrists and opticians.

We have produced 33,000 units of our eye care inserters, which will be used for demonstrations. As such, we have not inventoried the units but we have expensed them in the past financial statements as net realizable value (anticipated to be nil). We currently have the ability to subcontract out for the production of commercial quantities of our eye care products. We currently have dies with an output capacity of 150,000 units. There is a second set of dies designed that will have a 300,000 unit capacity which would allow the production of a total of 450,000 units of eye care products per month.

We have FDA approval to market our line of eye care products in the United States and have the necessary Canadian approval to market eye-care products in Canada. We are reviewing various contracts with third parties to market the Eye Care System in Canada as well as the United States.


We plan to focus our activities over the next twelve months on the production and introduction of the Syringe. When that is finalized, we will implement our marketing plan for the Eye Care System products.

Skin Care Products.

At this time we are reorganizing our approach to the skin care line. We will not be pursuing this area aggressively until we have our Syringe production under way.

Genetic Patents.

We are currently in the first phase of licensing agreements with the owners of various patents on genetic vectors. As of May 31, 2001 we had advanced $44,020 to pay for patents characterized in our financial statements as advances and deposits.

Business of the Company's Subsidiary.

There has been no activity in the subsidiary this quarter. For the foreseeable future the subsidiary will be inactive.

Government Regulation.

United States Governmental Regulation. Virtually all of our products will
-------------------------------------
require regulatory approval by governmental agencies prior to commercialization. We expect to research and develop products and technologies requiring rigorous pre-clinical and clinical testing and other approval procedures by the FDA and similar health authorities in foreign countries. Various federal statutes and regulations also govern or influence the manufacturing, safety, labeling, storage, record keeping and marketing of such products. The process of obtaining these approvals and the subsequent compliance with appropriate federal and foreign statutes and regulations requires the expenditure of substantial resources. The effect of government regulations may be to delay for a considerable period of time or even prevent the marketing of any product that we may develop and/or to impose costly procedures on our activities. Non-compliance with applicable requirements can result in, among other things, fines, injunctions, seizures of products, total or partial suspension of product marketing, failure of government to grant pre-market approval, withdrawal of marketing approvals, product recall and criminal prosecution.

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

There are also two provisions in the SMDA that affect product removal and correction. The first section is Section 519(f) or 21 U.S.C. 360(i)(f). In this section, a firm is required to report to the FDA when it removes or corrects a distributed product when those actions are intended to reduce risk to public health posed by a device or to remedy a violation of the SMDA that may present a risk to public health. If a product removal or correction is reported under the MDR with an incident report, it does not have to be reported a second time to the FDA. The second provision is Section 303(j) or 21 U.S.C. 333(j). This provision became effective November 28, 1990. The agency now has the authority under certain conditions to order manufacturers, importers, distributors or retailers of devices to immediately cease distribution of a volatile product. It can also order notification to health care professionals and user facilities to cease use of a product when there is a reasonable probability that it would cause serious adverse health consequences or death. The person subject to the order has the opportunity for an informal hearing within 10 days after the date of the issuance on the actions required by the order and whether the device should be recalled.

Manufacturers of devices that are reasonably likely to have adverse health consequences and are permanent implants or life sustaining or life supporting and are used outside of a device user facility are required to develop device tracking system. This language appears in Section 519(e) or 21 U.S.C. 360(i)(e).

Canadian Governmental Regulation. In Canada, all products that require approval
---------------------------------
for marketing and sales must be submitted to the Health Production Branch Tunney's Pasture Ottawa ("Branch Tunney's"). Testing by Branch Tunney's includes the testing of:

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

Employees. We currently have three employees and several consultants on staff. We also use consultants for business, accounting, engineering, and legal services as required. Our management has experience and background in manufacturing medical products and obtaining patents internationally, as well as obtaining medical approvals worldwide.

Our 3 employees are Maria Klippenstein, John Klippenstein and Tia Issak. Mrs. Klippenstein is the Secretary and Treasurer of our subsidiary as well as our Secretary and Treasurer. Her day-to-day duties include monitoring accounts payable and receivable, reporting to our stock transfer agent, shareholder relations and reporting to our corporate securities attorney. Mr. Klippenstein is our President and Chief Executive Officer. He performs all the duties of that office. Ms. Issak handles office administration and secretarial duties.

We have also hired Peter McFadden, Chartered Accountant as a consultant. Peter McFadden performs the duties of Chief Financial Officer of our subsidiary. Mr. McFadden's day-to-day duties include corporate finances, accounting and communications with our auditors, corporate reporting and annual tax filings, financial reporting to our Board of Directors, corporate financial advising, organization and reporting on annual shareholder meetings, and corporate tax planning. Tonya Sedlacek also provides, as a subcontractor, accounting services to us. Finally, Kevin Conway provides us with engineering on a subcontract basis.

Our subsidiary has also entered into a subcontractor's agreement with PK management owned by Pam Klippenstein, the daughter-in-law of Mr. and Mrs. John Klippenstein. Ms. Klippenstein's duties include managing our Vancouver office, general office duties, drafting and review of our newsletters, general correspondence, directors' meetings including minutes and reports, and mailroom and website updates.

Our subsidiary has also entered into a contract with Dr. Jeffrey Berg, Sr. Dr. Berg's duties include product analysis and strategic alliances with medical publications, product evaluation and reports, negotiating strategic alliances and brokerage liaisons.

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

The Company's Facilities. We lease office space located at 3-1482 Springfield Road, Kelowna, Canada from Tech-Nacan Consultants ("Tech-Nacan"). Tech-Nacan is a company owned by John Klippenstein, the Company's President, Chief Executive Officer and a director, and Maria Klippenstein, Secretary and the Treasurer of the Company. We also lease office space at 885 Dunsmuir Street in Vancouver, Canada from an unrelated third party. In addition we lease storage space in Great Plains Industrial Park in Saskatchewan for the assembly and storage of the Lens-O-Matic product, from an unrelated third party. For the year ended May 31, 2000, we paid a total of US$35,350 toward the rental of our Kelowna and Vancouver offices. For the year ended May 31, 2001, we paid US$45,227 toward the rental of our Kelowna and Vancouver offices. With regard to the Great Plains storage we pay $113CDN per month. The lease is from month-to-month. We are obligated to make future lease payments as follows:


         Year                                             Payment
         ----                                            --------
         2002                                            US$20,805
         2003                                            US$20,805
         2004                                            US$20,805
         2005                                            US$20,805

Item 3. Legal Proceedings

Litigation Involving Our Subsidiary.

At the present time our subsidiary has been named in small claims court as a defendant regarding a suit over certain architectural drawings. The claim relates to allegedly excessive charges of approximately $5,000CDN that was invoiced to our subsidiary without approval. We have attempted to settle this with the claimant several times with little success. The matter has been brought before the small claims court. A claim in small claims court cannot exceed $10,000CDN. We hope to settle the claim for less than the invoiced amount.

British Columbia Securities Commission.

We have been engaged in discussions with staff of the British Columbia Securities Commission ("BCSC") concerning the distribution of the Company's common stock to certain residents of British Columbia. Staff of the BCSC has taken the position that the distribution of certain shares may not have, in all circumstances, satisfied the prospectus exemption requirements under the Securities Act of British Columbia. In order to resolve the concerns of staff of the BCSC, we have agreed to make an offer of rescission (the "Rescission Offer") to purchasers of the Company's common stock residing in British Columbia. The Rescission Offer was mailed to the British Columbia shareholders on August 10, 2001. Such Rescission Offer will be open for acceptance until September 10, 2001 Under the Rescission Offer, the recipient may elect to retain their shares in the Company or to rescind their original purchase and return the shares to the Company and receive from the Company, the purchase price originally paid for the shares. Any shares returned to the Company pursuant to the Rescission Offer will be cancelled. Should every shareholder residing in British Columbia accept the Rescission Offer, we will be required to pay approximately $1,400,000.

There are no other legal actions pending against the Company nor are any other such legal actions contemplated.

Item 4. Submission of Matters to a Vote of Security Holders.

Within the last fiscal year, we did not submit any matters to a vote of security holders.

PART II.

Item 5.   Market for Common Equity and Related Stockholder Matters

Reports to Security Holders. We are a reporting company with the Security and Exchange Commission ("Commission") and thus required to file those reports required by the Commission, including, but not limited to, an annual report to our security holders, which will include audited financial statements, as well as quarterly reports which will include management prepared, auditor reviewed, financial statements. The public may read and copy any materials filed with the Commission, including our Registration Statement on Form 10-SB, and all exhibits, schedules and amendments thereto, at the Commission's Public Reference Room at 450 Fifth Street N.W., Washington, D.C. 20549. Copies of all or any part thereof may be obtained from such office after payment of fees prescribed by the Commission. The public may also obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330. The Commission maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the Commission. The address of that site is http://www.sec.gov.

We are authorized to issue 50,000,000 shares of common stock, $.001 par value, each share of common stock having equal rights and preferences, including voting privileges. We are also authorized to issue 5,000,000 shares of preferred stock with a par value of $.001. As of May 31, 2001 6,152,811 shares of the Company's common stock were issued and outstanding. As of May 31, 2001, 301,727 of our redeemable preferred stock were issued and outstanding.

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

Dividend Policy. Any payment of dividends will be at the sole and absolute discretion of our Board of Directors and will depend upon earnings, financial condition, capital requirements, amount of indebtedness, contractual restrictions with respect to payment of dividends, and other factors. Any such dividends may be paid in cash, property or shares of the Company's capital stock. We have not paid any dividends since the Company's formation, and it is not probable that any dividends on the Company's common stock will be declared at any time in the foreseeable future. Any future dividends will be subject to the discretion of our Board of Directors, and will depend upon, among other things, the operating and financial condition of the Company, the Company's capital requirements and general business conditions. Therefore, there can be no assurance that any dividends on the Company's common stock will be paid in the future.

Sale of Securities. During the fiscal year ended May 31, 2001, the Company sold 80,001 shares of common stock pursuant to Regulation D and Rule 506 promulgated thereunder. The common stock was sold for $3.25 per share. The net proceeds to the Company after costs of $80,227, was $179,776. The Company sold to "accredited investors" only as that term is defined in Rule 501 of the Securities Exchange Act of 1934.

Stock Options. Our Board of Directors has adopted a stock option plan ("Stock Option Plan"). The Stock Option Plan is designed to retain qualified and competent officers, employees and directors of the Company. Our Board of Directors, or a committee thereof, shall administer the Stock Option Plan and is authorized, in its sole and absolute discretion, to grant options to all eligible employees of the Company, including officers and directors (whether or not employees) of the Company. During the year ended May 31, 2001, 340,417 stock options were granted in accordance with the Stock Option Plan (for further details, please refer to Note 5 of the consolidated financial statements attached hereto). Options granted pursuant to the Stock Option Plan will be exercisable within the period specified in the stock option agreement. Options granted under the Stock Option Plan will not be exercisable after the expiration of ten (10) years from the date of grant for shareholders with less than 10% ownership and five (5) years for shareholders with 10% or more share ownership. The Stock Option Plan will also authorize us to make loans to optionees to enable them to exercise their options.

Warrants. We have offered to all shareholders of record, one warrant for every two shares held by each shareholder. Each warrant entitles the holder of such warrant to purchase one share of our common stock for $5.00 per share. Each warrant expires by its own terms ninety days after the first transaction in the Company's shares occurs on the Over-the-Counter Bulletin Board.

As of May 31, 2001, there were 3,076,405 warrants outstanding. Each of these warrants expire by their own terms 90 days after the first trade of the Company's stock on the Over-the-Counter Bulletin Board. Each warrant grants the holder the right to purchase one share of the Company's common stock for US$5.00 per share. Each warrant was issued pursuant to Rule 506 of Regulation D promulgated by the Securities and Exchange Commission.

Item 6. Management's Discussion and Analysis or Plan of Operation.

THIS ANNUAL REPORT SPECIFIES FORWARD-LOOKING STATEMENTS OF OUR MANAGEMENT ("FORWARD-LOOKING STATEMENTS") INCLUDING, WITHOUT LIMITATION, FORWARD-LOOKING STATEMENTS REGARDING OUR EXPECTATIONS, BELIEFS, INTENTIONS AND FUTURE STRATEGIES. FORWARD-LOOKING STATEMENTS ARE STATEMENTS THAT ESTIMATE THE HAPPENING OF FUTURE EVENTS AND ARE NOT BASED ON HISTORICAL FACTS. FORWARD-LOOKING STATEMENTS MAY BE IDENTIFIED BY THE USE OF FORWARD-LOOKING TERMINOLOGY, SUCH AS "COULD", "MAY", "WILL", "EXPECT", "SHALL", "ESTIMATE", "ANTICIPATE", "PROBABLE", "POSSIBLE", "SHOULD", "CONTINUE", "INTEND" OR SIMILAR TERMS, VARIATIONS OF THOSE TERMS OR THE NEGATIVE OF THOSE TERMS. THE FORWARD-LOOKING STATEMENTS SPECIFIED IN THIS ANNUAL REPORT ON FOR 10-KSB HAVE BEEN COMPILED BY US ON THE BASIS OF ASSUMPTIONS MADE BY US AND CONSIDERED BY US TO BE REASONABLE. OUR FUTURE OPERATING RESULTS, HOWEVER, ARE IMPOSSIBLE TO PREDICT AND NO REPRESENTATION, GUARANTY, OR WARRANTY IS TO BE INFERRED FROM THOSE FORWARD-LOOKING STATEMENTS.

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

General.

We are not currently producing commercial quantities of our products nor are we currently supplying any services to any third parties. No assurance can be given that we will, in a timely fashion, be able to make the transition from manufacturing testing quantities of the Syringe to commercial production quantities successfully or be able to arrange for contract manufacturing.

We have produced 33,000 units of our eye care products. Our current production capacity does allow for the production of commercial quantities of our eye care products. We believe that we can increase our output to 150,000 units. We have designed a second set of dies that we believe will have a 300,000 unit capacity which would allow the production of a total of 450,000 units of our eye care products per month.

We are concentrating the majority of our efforts on the development of the Syringe.

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

In the past we began negotiations with the Irish Development Board in Ireland ("Development Board"). Representatives from the Development Board have met with our Board of Directors on 3 different occasions and have offered to assist us in establishing a production facility in Ireland. We have already sent representatives to Ireland to discuss production of the Syringe as well as strategic alliances for market distribution of our products.

Our plans to construct our own production facility are merely preliminary. As such, we have not reached an estimation of the capital resources necessary to fund such a project nor have we determined how long such a project would take to complete. We anticipate that at the end of the projected two-year period of production, we will have a sufficient revenue stream to finance, at least partially, the construction of the proposed production facilities. However, there can be no assurance that we will have the necessary funds at the end of the two-year period to construct our proposed production facilities. Should we not have the necessary funds, we anticipate that we will continue to cause our products to be produced on a contract basis.

Future Capital Requirements.

As discussed above, we are in the process of offering rescission to our British Columbia security holders. Even assuming that all or substantially all of our British Columbia security holders do not accept the Rescission Offer, we will still require additional cash to implement our business strategies, including cash for (i) payment of increased operating expenses and (ii) further implementation of our business strategies. If all or substantially all of the British Columbia security holders accept the Rescission Offer, our operations would likely be materially adversely affected.

No assurance can be given that we will have access to the capital markets in the future, or that financing will be available on acceptable terms to satisfy our cash requirements necessary to implement the business strategies. The inability to access the capital markets or obtain acceptable financing could have a material adverse effect on our results of operations and financial condition.

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

If adequate funds are not available, we may be required to curtail operations significantly or to obtain funds through entering into arrangements with collaborative partners or others that may require us to relinquish rights to certain of our products. We believe that we are poised to maintain our long-term liquidity. We believe we have raised enough capital to allow us to meet our financial obligations for a period of at least twelve (12) months from May 31, 2001. However, our forecast for the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could fail as a result of a number of factors.


Our auditors report includes a paragraph explaining that we have generated no revenues and accumulated a deficit since inception of $2,882,529, factors that raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Business Risks.

Because of the nature of our business, the Company will be exposed to a variety of business risks, some of which are inherent to all competitive commercial enterprises and others that are specific to the medical products industry. We will attempt to limit all specific risk factors through our disciplined management of our operations and our financial strategies.

Financial Risks.

We believe our business planis aggressive in nature. Rapid business expansion and the results of our British Columbia rescission offer may consume valuable working capital and result in significant demand on cash flow from operations over the next few quarters. Management expects that existing capital resources will not be sufficient to fund the business plans as represented without assembling additional funds from external sources.

Business Cycles and Risks of Cost Overruns.

The successful sale and implementation of our products will require reasonable market penetration. Failure to secure reasonable market penetration could have adverse effects on our business , results of operations and our financial condition.

Fluctuations in Financial Results.

Our operating results will fluctuate, depending on factors such as the demand for products, the size and timing of contracts, new products and enhancements, price competition, changes in operating expenses and personnel and general economic factors. Therefore, actual financial results may vary significantly from those projected by us.

Third-Party Claims for Infringement.

We are not aware that any of our products infringe on the proprietary rights of third parties. There can be no assurance, however, that third parties will not claim such infringements by the Company with respect to current or future products. Any such claims, with or without merit, could be time consuming, result in costly litigation, or cause product or shipment delays. Any of the foregoing could have adverse effects on our business, results of operations or financial condition.

Dependence of Single Product Line.

Concentration of sales in a single product line for the medical health industry represents a substantial risk should market conditions deteriorate.

Foreign Currency.

Our business plan primarily focuses on product penetration into worldwide markets, therefore, we will be subject to the risk of foreign currency fluctuations.

Dependence on Large Distributors.

We anticipate that we will rely in part on business partners for the distribution of our products. This could include a few large distributors in the United States. We may be impacted by negative business cycles or events experienced by these distributors. This may lead to a short or long term reduction in revenue.

Human Resource Risks and Growth.

Our success is largely dependent on the performance of our key employees. Failure to attract and retain key employees with necessary skills could have an adverse impact upon our growth and profitability. Our business is expected to grow over the next three years. If this expansion occurs, it will likely result in substantial growth in the number of employees, the scope of our operating and financial systems and the geographic area of our operations. This will increase the responsibilities for both existing and new management personnel, if any. Our ability to support such growth, if it occurs, will be dependent upon having highly trained personnel in place to conduct pre-sales activities, product implementation and other customer support services. Future operating results will depend on the ability of our key managers and employees to continue to implement and improve our operations, customer support and financial systems. There can be no assurance that we will be able to manage any future expansion successfully, and if we cannot manage such growth, our results of operations and financial health could be adversely affected.

Changes in Number of Employees.

During the next 12 months, depending on the success of our marketing plan, we may be required to hire additional employees; however, we are not able to provide a reasonable estimate of the number of such additional employees which may be required at this time.

Production and Quality Control.

The manufacturing of products involves a number of steps and requires compliance with stringent quality control specifications imposed on us by various regulators. We may not be able to quickly arrange for replacement manufacturing if our manufacturers are unable to use their manufacturing facilities as a result of a fire, natural disaster (including earthquake), equipment failure or other difficulty, or if such facilities are deemed not in compliance with the various regulators' requirements and the non-compliance could not be rapidly rectified. The inability or reduced capacity to manufacture or have manufactured any of our products would have a material adverse effect on the business and results of operations.


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

Liquidity and Capital Resources.

We believe that we are poised to maintain long-term liquidity. This is based upon cash flow projections prepared by us. We believe we have raised enough capital to allow us to meet the financial obligations for a period of at least twelve (12) months from May 31, 2001. However, the forecast for the period of time through which the financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could fail as a result of a number of factors.

We had cash resources of $741,152 at May 31, 2001. At May 31, 2000, we had cash resources of $959,318. On May 31, 2001, total current assets of were $790,713 and total current liabilities were $112,083. At May 31, 2001, total current assets exceeded total current liabilities by $678,630. At May 31, 2000, total current assets were $987,208 and total current liabilities were $27,791. At May 31, 2000, total current assets exceeded total current liabilities by $959,417. Cash and equivalents constitute our current internal sources of liquidity. Because we are not generating any revenues from the sale or licensing of our products, our only external source of liquidity is the sale of our capital stock.

Operations Review.

May 31, 2001 and 2000 Audited Financial Statements.
---------------------------------------------------

 We have attached audited financial statements as at May 31, 2001 and May 31, 2000 to this Annual Report on Form 10-KSB. The balance sheet as at May 31, 2001 shows a cash balance of $741,152 compared to a $959,318 cash balance at the same time in the previous year. Amounts receivable at May 31, 2001 were $48,106 compared to a $21,070 balance at the same time in the previous year. Product rights as at May 31, 2001 were valued at $8,336 down slightly from the $12,504.00 reported in the previous year due to amortization.

During 2001, through the sale of our capital stock, we increased our additional paid in capital from $2,201,056 to $3,408,435. The accumulated deficit during that period increased from $1,666,401 to $2,882,529. The majority of the loss was related to ongoing business expenses, including, but not limited to:

o General and administration expenses were $927,601, up from $456,517 in the previous year. Included in this year's figures was the effect of stock options issued to various consultants in the amount of $295,269 for services (nil in 2000);
o Research and development expenses were $341,275, up from $73,332 the previous year. Most of these funds have been expensed on the development of the Syringe to the point of proof of concept.

During the year ended 2001 the Company incurred a net loss of $1,216,128 compared to a net loss of $508,835 for the year-ended May 31, 2000. The increase in the loss can, at least partially, be attributed to a $295,269 compensation cost for stock options issued and an additional $267,943 spent for research and development. The total effect of these two items was $563,212 greater loss than would have otherwise occurred.

Our Plan of Operation For Next 12 Months.

During the next 12 months, we plan to continue moving forward with the prototype version of the Syringe. We hope that our efforts will allow us to develop markets in other jurisdictions. We cannot guarantee, however, that we will be able to acquire the necessary regulatory approval to market the Syringe in additional markets. We anticipate developing relationships with certain distributors who we hope will facilitate the distribution of our products in various markets. We will also continue to research ways to improve the attractiveness of the product and the appeal to the medical community. We will also pursue other opportunities as they arise.

Item 7.  Financial Statements


AUDITOR'S REPORT TO THE STOCKHOLDERS


We have audited the consolidated balance sheets of L.O.M. Medical International Inc., a development stage enterprise, as at May 31, 2001 and 2000 and the consolidated statements of loss and cash flows for the years then ended and for the cumulative period from inception (March 17, 1997) to May 31, 2001 and the consolidated statements of stockholders' equity and comprehensive income for the period from inception on March 17, 1997 to May 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of L.O.M. Medical International Inc. as at May 31, 2001 and 2000 and the results of its operations and its cash flows for the years then ended and for the cumulative period from inception (March 17, 1997) to May 31, 2001, in accordance with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the consolidated financial statements, the Company has generated no revenues and accumulated a deficit since inception of $2,882,529. These factors as discussed in Note 1 a) raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in note 1a). The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

signed "KPMG LLP"

Chartered Accountants



Kelowna, Canada

June 22, 2001

L.O.M. MEDICAL INTERNATIONAL INC.
(A Development Stage Enterprise)

Consolidated Balance Sheets
$ United States

May 31, 2001 and 2000

---------------------------------------------------------------------------------------------------------------
                                                                                  2001              2000
---------------------------------------------------------------------------------------------------------------
Assets

Current assets
     Cash and cash equivalents                                          $      741,152    $      959,318
     Amounts receivable                                                         48,106            21,070
     Prepaid expenses                                                            1,455             6,820
---------------------------------------------------------------------------------------------------------------
                                                                               790,713           987,208

Advances and deposits (note 2)                                                 161,415            42,000

Fixed assets (note 3)                                                           40,809            47,124

Patent costs                                                                     8,336            12,504

---------------------------------------------------------------------------------------------------------------
                                                                        $    1,001,273    $    1,088,836
---------------------------------------------------------------------------------------------------------------

Liabilities and Stockholders' Equity

Current liabilities
     Accounts payable and accrued liabilities                           $      112,083    $       27,791

Minority interest (note 4)                                                     301,727           301,727

Share subscriptions (note 5(a))                                                 22,100           185,513

Stockholders' equity
     Capital stock  (notes 5 and 9)
            5,000,000 preferred shares with a par value of $0.001
                       per share authorized, nil issued
           50,000,000 common shares with a par value of $0.001
                       per share authorized, 6,152,811 issued
                       (May 31, 2000 - 5,846,459 issued)                         6,154             5,847
     Additional paid in capital                                              3,408,434         2,201,055
     Deficit accumulated during the development stage                       (2,882,529)       (1,666,401)
     Accumulated other comprehensive income                                     33,304            33,304
---------------------------------------------------------------------------------------------------------------
                                                                               565,363           573,805
Contingent liability (note 9)
---------------------------------------------------------------------------------------------------------------
                                                                        $    1,001,273    $    1,088,836
---------------------------------------------------------------------------------------------------------------

See accompanying notes to financial statements

On behalf of the board:

                             Director
---------------------------

L.O.M. MEDICAL INTERNATIONAL INC.
(A Development Stage Enterprise)

Consolidated Statements of Loss
$ United States

For the years ended May 31, 2001 and 2000 and cumulative from inception (March 17, 1997) to May 31, 2001

----------------------------------------------------------------------------------------------------------------
                                                        >From inception
                                                       (March 17, 1997)
                                                        to May 31, 2001            2001              2000
----------------------------------------------------------------------------------------------------------------
     General and administration                      $    2,121,049      $      927,601    $      456,517
     Research and development                               875,420             341,275            73,332
----------------------------------------------------------------------------------------------------------------
                                                          2,996,469           1,268,876           529,849

----------------------------------------------------------------------------------------------------------------
Loss from operations                                     (2,996,469)         (1,268,876)         (529,849)

Other income
     Interest income                                        113,940              52,748            21,014

----------------------------------------------------------------------------------------------------------------
Net loss                                             $   (2,882,529)     $   (1,216,128)   $      (508,835)
----------------------------------------------------------------------------------------------------------------


Loss per common share, basic and diluted             $        (0.61)     $        (0.20)   $         (0.09)

Weighted average common shares,
   basic and diluted                                      4,731,320            6,047,271         5,611,927
----------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements

L.O.M. MEDICAL INTERNATIONAL INC.
(A Development Stage Enterprise)

Consolidated Statements of Cash Flows
$ United States

For the years ended May 31, 2001 and 2000 and cumulative from inception (March 17, 1997) to May 31, 2001

--------------------------------------------------------------------------------------------------------------------
                                                          >From inception
                                                        (March 17, 1997)
                                                          to May 31, 2001                2001              2000
--------------------------------------------------------------------------------------------------------------------

Operating activities
   Net loss for the period                                 $   (2,882,529)     $   (1,216,128)   $     (508,835)

   Items not involving cash
     Amortization                                                  66,554              19,994            17,991
     Gain on sale of fixed assets                                  (2,659)                  -                 -
     Write down of product rights and patent costs                374,128                   -                 -
     Compensation cost of stock options issued
       for services                                               295,269             295,269                 -

   Changes in non-cash working capital
     Amounts receivable                                           (48,106)            (27,036)            5,372
     Prepaid expenses                                              (1,455)              5,365            (3,467)
     Accounts payable and accrued liabilities                     112,083              84,292            (8,613)
--------------------------------------------------------------------------------------------------------------------
                                                               (2,086,715)           (838,244)         (497,452)
Financing
     Issuance of capital stock                                  2,266,075             726,904           967,643
     Proceeds from subscriptions for shares                       875,344              22,100           185,513
--------------------------------------------------------------------------------------------------------------------
                                                                3,141,419             749,004         1,153,156
Investing
     Advances and deposits                                       (161,415)           (119,415)          (42,000)
     Proceeds on disposition of fixed assets                        6,189                   -                 -
     Acquisition of fixed assets                                 (101,230)             (9,511)          (11,187)
     Acquisition of product rights                                (90,577)                  -                 -
--------------------------------------------------------------------------------------------------------------------
                                                                 (347,033)           (128,926)          (53,187)

Effect of change in exchange rates on cash and
cash equivalents                                                   33,481                   -            10,155
--------------------------------------------------------------------------------------------------------------------
Increase (decrease) in cash and cash equivalents                  741,152            (218,166)          612,672

Cash and cash equivalents, beginning of period                          -             959,318           346,646

--------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                   $      741,152      $      741,152    $      959,318
--------------------------------------------------------------------------------------------------------------------

Supplementary information:
   Interest paid                                           $           -       $           -     $            -
   Income taxes paid                                                   -                   -                  -
Non-cash financing and investing activities:
   Issuance of redeemable preferred shares
     to minority interest for product rights                     309,677                   -                  -
-----------------------------------------------------------------------------------------------------------------------
   Common shares issued on conversion of
     share subscriptions                                         853,244             185,513             62,731
-----------------------------------------------------------------------------------------------------------------------
   Compensation cost of stock options
     issued for services                                         295,269             295,269                  -

See accompanying notes to consolidated financial statements

L.O.M. MEDICAL INTERNATIONAL INC.
(A Development Stage Enterprise)

Consolidated Statements of Stockholders' Equity and Comprehensive Income $ United States

For the period from inception on March 17, 1997 to May 31, 2001

-----------------------------------------------------------------------------------------------------------------------------
                                              Capital Stock                         Deficit
                                         ----------------------                 Accumulated     Accumulated
                                             Number                Additional    During the           Other          Total
                                          of Common                   Paid in   Development   Comprehensive  Stockholders'
                                             Shares      Amount       Capital         Stage          Income         Equity
-----------------------------------------------------------------------------------------------------------------------------
Common shares issued on incorporation             3  $        1  $        -    $        -    $          -    $           1

Comprehensive income (loss):
  Loss                                          -           -             -       (138,272)             -         (138,272)
  Foreign currency translation                  -           -             -             -            13,582         13,582
-----------------------------------------------------------------------------------------------------------------------------
Comprehensive loss                                                                                                (124,690)

-----------------------------------------------------------------------------------------------------------------------------
Balance, May 31, 1997                             3           1           -       (138,272)          13,582       (124,689)

Common shares issued to founders
  and others at $0.001                    4,210,090       4,210           -             -               -            4,210

Common shares issued at $1.00
net of share issue costs                    668,154         668       469,887           -               -          470,555

Common shares issued at $1.00 on
  conversion of share subscriptions         605,000         605       604,395           -               -          605,000

Comprehensive income (loss):
  Loss                                          -           -             -       (293,239)             -         (293,239)
  Foreign currency translation                  -           -             -             -           (7,294)         (7,294)
-----------------------------------------------------------------------------------------------------------------------------
Comprehensive loss                                                                                                (300,533)

-----------------------------------------------------------------------------------------------------------------------------
Balance, May 31, 1998                     5,483,247       5,484     1,074,282     (431,511)           6,288        654,543

Common shares issued on
  November 30, 1998 at $3.25
  net of share issue costs                   36,300          36        96,726          -               -            96,762

Comprehensive income (loss):
  Loss                                         -           -             -        (726,055)            -          (726,055)
  Foreign currency translation                 -           -             -             -             17,038         17,038
-----------------------------------------------------------------------------------------------------------------------------
Comprehensive loss                                                                                                (709,017)

-----------------------------------------------------------------------------------------------------------------------------
Balance, May 31, 1999                     5,519,547       5,520     1,171,008   (1,157,566)          23,326         42,288

Common shares issued on
  April 17, 2000 at $3.25
  net of share issue costs                  307,610         308       967,335           -               -          967,643

Common shares issued on
  May 10, 2000 at $3.25 on
  conversion of share
  subscriptions                              19,302          19        62,712           -               -           62,731

Comprehensive income (loss):
  Loss                                          -           -             -       (508,835)             -         (508,835)
  Foreign currency translation                  -           -             -             -             9,978          9,978
-----------------------------------------------------------------------------------------------------------------------------
Comprehensive loss                                                                                                (498,857)
-----------------------------------------------------------------------------------------------------------------------------

Balance, May 31, 2000                     5,846,459  $    5,847  $  2,201,055  $(1,666,401)    $     33,304  $     573,805
-----------------------------------------------------------------------------------------------------------------------------

L.O.M. MEDICAL INTERNATIONAL INC.
(A Development Stage Enterprise)

Consolidated Statements of Stockholders' Equity and Comprehensive Income (continued) $ United States

For the period from inception on March 17, 1997 to May 31, 2001

------------------------------------------------------------------------------------------------------------------------------
                                              Capital Stock                         Deficit
                                         ----------------------                 Accumulated     Accumulated
                                             Number                Additional    During the           Other          Total
                                          of Common                   Paid in   Development   Comprehensive  Stockholders'
                                             Shares      Amount       Capital         Stage          Income         Equity
------------------------------------------------------------------------------------------------------------------------------
Balance, May 31, 2000,
  carried forward                         5,846,459  $    5,847  $  2,201,055  $(1,666,401)  $       33,304  $     573,805

Common shares issued on
  September 22, 2000 for
  cash at $3.25 net of share
  issue costs                               249,271         250       726,654           -               -          726,904

Common shares issued on
  December 19, 2000 at $3.25
  on conversion of share
  subscriptions                              57,081          57       185,456           -               -          185,513

Compensation costs for
  stock options issued for
  services (note 5(b))                          -           -         295,269           -               -          295,269

Comprehensive income (loss):
  Loss                                          -           -             -     (1,216,128)             -       (1,216,128)
  Foreign currency translation                  -           -             -             -               -              -
------------------------------------------------------------------------------------------------------------------------------
Comprehensive loss                                                                                              (1,216,128)

------------------------------------------------------------------------------------------------------------------------------
Balance, May 31, 2001                     6,152,811  $    6,154  $  3,408,434  $(2,882,529)    $     33,304  $     565,363
------------------------------------------------------------------------------------------------------------------------------

L.O.M. MEDICAL INTERNATIONAL INC.
(A Development Stage Enterprise)

Notes to Consolidated Financial Statements, page 1
($ United States)

Years ended May 31, 2001 and 2000 and cumulative from inception (March 17, 1997) to May 31, 2001

--------------------------------------------------------------------------------

L.O.M. Medical International Inc. was incorporated on March 17, 1997 under the General Corporation Laws of Delaware. It conducts research and development on new products in the medical field including a retractable syringe.

1.   Significant accounting policies:

a)       Going concern

         These financial statements have been prepared by management on the going concern basis in accordance with generally accepted accounting principles in the United States of America, which assumes the realization of assets and liquidation of liabilities and commitments in the normal course of business. As shown in the consolidated financial statements, to date, the Company has generated no revenues and has accumulated a deficit since inception of $2,882,529. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern is dependent on its ability to generate future profitable operations and receive continued financial support from its stockholders and other investors.

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

b)       Basis of presentation and consolidation

         The consolidated financial statements include the accounts of the Company and its 96% owned subsidiary, L.O.M. Laboratories Inc. All material intercompany transactions and balances have been eliminated.

c)       Translation of financial statements

         The Company's functional currency is the United States dollar. Subsequent to May 31, 2000, the Company's subsidiary, L.O.M. Laboratories Inc., has a United States dollar functional currency. To May 31, 2000, the functional currency of the subsidiary was the Canadian dollar. Accordingly, the net adjustment to May 31, 2000 arising from the translation was recorded as a translation adjustment which is included in accumulated other comprehensive income. The change in the subsidiary's functional currency resulted as transactions it now enters into are denominated in United States dollars.

         Where the functional currency is the United States dollar, the method of translation of Canadian dollar balances into the United States dollar is as follows:

i) Monetary assets and liabilities are translated at the rate of exchange in effect at the balance sheet date, being US $1.00 per Cdn $1.5699 (2000 - $1.4715).
ii) Non-monetary assets and liabilities are translated at the rate of exchange in effect at the date the transaction occurred.
iii) Revenues and expenses are translated at the exchange rate in effect at the transaction date.
iv) The net adjustment arising from the translation is included in the consolidated statement of loss.

L.O.M. MEDICAL INTERNATIONAL INC.
(A Development Stage Enterprise)

Notes to Consolidated Financial Statements, page 2
$ United States

Years ended May 31, 2001 and 2000 and cumulative from inception (March 17, 1997) to May 31, 2001

-------------------------------------------------------------------------------

1.   Significant accounting policies (continued):

d)       Cash and cash equivalents

         The Company considers all highly liquid securities with a term to maturity of three months or less when acquired to be cash equivalents.

e)       Fixed assets

         Fixed assets are recorded at cost. Amortization is provided using the following methods and annual rates which are intended to amortize the cost of the assets over their estimated useful life:

------------------------------------------------------------------------------------------------------------------------------
         Asset                                                                                     Method             Rate
------------------------------------------------------------------------------------------------------------------------------
         Leasehold improvements                                                             Straight-line              20%
         Computer software                                                              Declining balance              50%
         Equipment                                                                      Declining balance              30%
         Furniture and fixtures                                                         Declining balance              20%
------------------------------------------------------------------------------------------------------------------------------

f)       Patent costs

         Patent costs relate to amounts paid to acquire the rights to produce and distribute products as well as the costs associated with patent applications. These costs are being amortized on a straight-line basis over five years.

g)       Research and development

         Research and development costs are expensed as incurred.

h)       Income taxes

         The Company accounts for income taxes by the asset and liability method. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. To the extent that it is not considered to be more likely than not that a deferred tax asset will be realized, a valuation allowance is provided.

i)       Management estimates

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

L.O.M. MEDICAL INTERNATIONAL INC.
(A Development Stage Enterprise)

Notes to Consolidated Financial Statements, page 3
($ United States)

Years ended May 31, 2001 and 2000 and cumulative from inception (March 17, 1997) to May 31, 2001

--------------------------------------------------------------------------------

1.   Significant accounting policies (continued):

j)       Financial instruments

         The fair values of the Company's cash and cash equivalents, amounts receivable and accounts payable and accrued liabilities approximate their carrying values due to the relatively short periods to maturity of the instruments. It is not possible to arrive at a fair value for redeemable preferred shares as a public market for this stock does not exist. The maximum credit risk exposure for all financial assets is the carrying amount of those assets.

k)       Loss per share

         Loss per share has been calculated using the weighted average number of common shares outstanding during the period.

l)       Stock option plan

         During the year ended May 31, 2001, the Company adopted a stock option plan whereby employees of the Company, directors, consultants and other persons could be granted options to subscribe for common shares of the Company. The aggregate number of common shares which may be issued upon exercise of all options pursuant to the Plan shall not exceed 3,000,000. Options granted pursuant to this plan vest on issuance and have exercise periods of not more than ten years from the date of grant. The exercise price of the options is as follows:
         i) For incentive stock options granted to an employee who, at the time the option is granted, owns shares, possessing less than 10% of the total combined voting power of all classes of stock of the Company, the exercise price shall not be less than 100% of the fair market value of the Company's common shares at the date of grant.
         ii) For incentive stock options granted to an employee who, at the time the option is granted, owns shares, possessing more than 10% of the total combined voting power of all classes of stock of the Company, the exercise price shall not be less than 110% of the fair market value of the Company's common shares at the date of grant, and such options shall expire no later than 5 years from the grant date.
         iii) For all other stock options, the exercise price shall not be less than 85% of the fair market value of the Company's common shares at the date of grant.

         The Company applies APB Opinion No. 25 in accounting for stock options granted to employees whereby compensation cost is recorded only to the extent that the market price exceeds the exercise price at the date of grant. Options granted to non-employees are accounted for at their fair value as the related services are provided.

2.   Advances and deposits:

     Advances and deposits represent amounts that have been advanced to arms length parties and are unsecured, non-interest bearing and repayable upon demand.

L.O.M. MEDICAL INTERNATIONAL INC.
(A Development Stage Enterprise)

Notes to Consolidated Financial Statements, page 4
$ United States

Years ended May 31, 2001 and 2000 and cumulative from inception (March 17, 1997) to May 31, 2001

--------------------------------------------------------------------------------


3.   Fixed assets:

----------------------------------------------------------------------------------------------------
                                                                                            2001
----------------------------------------------------------------------------------------------------
                                                                   Accumulated          Net book
                                                        Cost      amortization             value
----------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------
     Leasehold improvements                     $     27,919      $     16,751      $     11,168
----------------------------------------------------------------------------------------------------
     Computer software                                 9,093             4,262             4,831
     Equipment                                        29,844            18,482            11,362
     Furniture and fixtures                           23,975            10,527            13,448

----------------------------------------------------------------------------------------------------
                                                $     90,831      $     50,022      $     40,809
----------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------
                                                                                            2000
----------------------------------------------------------------------------------------------------
                                                                   Accumulated          Net book
                                                        Cost      amortization             value
----------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------
     Leasehold improvements                     $     27,919      $     11,167      $     16,752
----------------------------------------------------------------------------------------------------
     Computer software                                 5,446             1,254             4,192
     Equipment                                        26,842            14,254            12,588
     Furniture and fixtures                           21,113             7,521            13,592

----------------------------------------------------------------------------------------------------
                                                $     81,320      $     34,196      $     47,124
----------------------------------------------------------------------------------------------------

4.   Minority interest:

     The Company's subsidiary has redeemable preferred shares outstanding as follows:

----------------------------------------------------------------------------------------------------
                                                                          2001              2000
----------------------------------------------------------------------------------------------------

     Issued:
         4,000 Class C preferred shares with a par value of $100 Cdn redeemable at $110.16 Cdn per share at the option of the holder. Each share is entitled to a fixed non-cumulative dividend at the rate of 9% per annum payable at such
         times as determined by the Directors.                         301,727            301,727
----------------------------------------------------------------------------------------------------

5.   Capital stock:

a)       Share subscriptions:

         Subsequent to May 31, 2001 (2000), the Company issued 6,800 (2000 - 57,081) common shares at $3.25 per share for net proceeds of $22,100 (2000 - $185,513), which were received prior to May 31, 2001.

L.O.M. MEDICAL INTERNATIONAL INC.
(A Development Stage Enterprise)

Notes to Consolidated Financial Statements, page 5
$ United States

Years ended May 31, 2001 and 2000 and cumulative from inception (March 17, 1997) to May 31, 2001

--------------------------------------------------------------------------------

5.   Capital stock (continued):

     b)   Stock options:

         The Company has the following stock options:

------------------------------------------------------------------------------------------------------------------------------
                                                                                   2001                               2000
                                                                       Weighted average                   Weighted average
                                                           Shares        exercise price        Shares       exercise price
------------------------------------------------------------------------------------------------------------------------------
         Balance, beginning of year                           -                     -             -                    -
         Issued                                           340,417                 $3.36           -                    -
         Exercised                                            -                     -             -                    -
         Expired or cancelled                                 -                     -             -                    -
------------------------------------------------------------------------------------------------------------------------------
         Balance, end of year                             340,417                 $3.36           -                    -
------------------------------------------------------------------------------------------------------------------------------

         At May 31, 2001, all options were exercisable. The weighted average remaining contractual life of the outstanding options was 7.8 years.

         The Company applies APB Opinion No. 25 in accounting for its stock options issued to directors, and employees and, accordingly, because options granted to these individuals have been granted at the market price of its common shares on the grant date, no compensation cost has been recognized for its stock options in the consolidated financial statements. Had the Company determined compensation costs based on the fair value of its stock options at the grant date under SFAS No. 123, the Company's loss for the years ended May 31, 2001 and 2000 would have been increased to the pro forma amounts below:

------------------------------------------------------------------------------------------------------------------------------
                                                                                                     2001             2000
------------------------------------------------------------------------------------------------------------------------------
         Loss
           As reported                                                                     $    1,216,128    $     508,835
           Pro forma                                                                            1,493,186          508,835
         Loss per share, basic and diluted
           As reported                                                                              $0.20            $0.09
           Pro forma                                                                                $0.25            $0.09
------------------------------------------------------------------------------------------------------------------------------

         During the year ended May 31, 2001, 206,667 options were issued to directors and employees. The fair value of the options has been determined under the Black Scholes Method using the expected life of the options, a volatility of 50%, a risk-free rate of 5.39% and no assumed dividends.

         During the year ended May 31, 2001, the Company granted 133,750 common share options with an exercise price of $3.25 per share to non-employees for services rendered. The fair value of the options and stock rights, calculated as $295,629, has been recorded using the Black Scholes Method using the expected life of the options, a volatility of 50%, a risk-free rate of 5.39% and no assumed dividends.

     c)  Warrants:

         3,076,405 warrants were issued during fiscal 2001 to existing shareholders representing 1/2 warrant for each common share held. Each warrant entitles the holder of such warrant to purchase one common share for $5.00 per share. Each warrant expires ninety days after the first transaction in the Company's shares occurs on the Over-the-Counter Bulletin Board.

L.O.M. MEDICAL INTERNATIONAL INC.
(A Development Stage Enterprise)

Notes to Consolidated Financial Statements, page 6
$ United States

Years ended May 31, 2001 and 2000 and cumulative from inception (March 17, 1997) to May 31, 2001

--------------------------------------------------------------------------------

6.   Related party transactions:

     The Company entered into the following transactions with related parties:

------------------------------------------------------------------------------------------------------------------------------
                                                                                                     2001             2000
------------------------------------------------------------------------------------------------------------------------------
     Accounting fees paid to a director                                                    $       26,059    $      14,997
     Management fees paid to president                                                            138,564          151,751
     Office and administration fees paid to president's spouse                                     35,713           38,810
     Office and administration fees paid to an individual related to the president                 19,109           17,041
     Management fees paid to a company controlled by the president                                 20,000                -
     Rent paid to a company controlled by the president                                            29,489           19,397
------------------------------------------------------------------------------------------------------------------------------

     These transactions are in the normal course of operations and are measured at the exchange amount of consideration established and agreed to by the related parties.

7.   Commitments:
     The Company is obligated to make future minimum operating lease payments for it's offices as follows:

         2002                                        $      20,805
         2003                                        $      20,805
         2004                                        $      20,805
         2005                                        $      20,805

8.   Income taxes:

     At May 31, 2001, the Company had a net operating loss carryforward for United States income tax purposes of approximately $2,800,000. The net operating loss expires in increments beginning in 2008. No amount has been reflected on the balance sheet for future income taxes as any future income tax asset has been fully offset by a valuation allowance.

9.   Contingent liability:

The Company has been engaged in discussions with staff of the British Columbia Securities Commission (the "BCSC") concerning the distribution of the Company's common stock to certain residents of British Columbia. Staff of the BCSC has taken the position that the distribution of certain shares may not have, in all circumstances, satisfied the prospectus exemption requirements under the Securities Act (British Columbia). In order to resolve the concerns of staff of the BCSC, the Company has agreed to make an offer of rescission (the "Rescission Offer") to purchasers of its common stock residing in British Columbia. The Company intends to mail the Rescission Offer in early August 2001 and such Rescission Offer will be open for acceptance for a period of 30 days. Under the Rescission Offer, the recipient may elect to retain their shares in the Company or to rescind their original purchase and return the shares to the Company and receive from the Company, the purchase price originally paid for the shares. Any shares returned to the Company pursuant to the Rescission Offer will be cancelled. The Rescission Offer will be mailed to stockholders who have acquired common stock from the Company for aggregate proceeds of approximately $1,400,000.

L.O.M. MEDICAL INTERNATIONAL INC.
(A Development Stage Enterprise)

Notes to Consolidated Financial Statements, page 7
$ United States

Years ended May 31, 2001 and 2000 and cumulative from inception (March 17, 1997) to May 31, 2001

--------------------------------------------------------------------------------


10.  Comparative figures:

Certain of the prior years' figures have been restated to comply with the financial statement presentation adopted in the current year.


Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

There have been no changes in or disagreements with our accountants since the formation of the Company required to be disclosed pursuant to Item 304 of Regulation S-B except for the following:

On November 17, 1999, we dismissed our former independent auditor Joe Maciel Inc., Chartered Accountants ("Joe Maciel, Inc."), based on our agreement with Mr. Maciel that such action would be in the best interest of both Joe Maciel, Inc., and the Company. Effective as of that date, we engaged KPMG LLP ("KPMG") as our new independent auditor. The decision to end our relationship with Joe Maciel, Inc. and to engage KPMG was unanimously approved by our Board of Directors.

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

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Our directors and principal executive officers are as specified on the following table:

===================== ========= =========================================================== =====================================
---------------------   Age     Position                                                    Term as Director
Name
--------------------- --------- ----------------------------------------------------------- -------------------------------------
John Klippenstein        62     President, Chief Executive Officer and Director             From inception to present
--------------------- --------- ----------------------------------------------------------- -------------------------------------
Peter McFadden           45     Vice President, Chief Financial Officer and Past Director   From  October  27,  1997 to December
                                                                                            31, 2000
--------------------- --------- ----------------------------------------------------------- -------------------------------------
Maria Klippenstein       60     Secretary and Treasurer                                     From inception to present
--------------------- --------- ----------------------------------------------------------- -------------------------------------
David A. Gramlich        60     Director                                                    From inception to present
--------------------- --------- ----------------------------------------------------------- -------------------------------------
Colin Lee                63     Director                                                    From inception to present
--------------------- --------- ----------------------------------------------------------- -------------------------------------
Dr. Harold Punnett       44     Director                                                    From March 2, 2001 to present
--------------------- --------- ----------------------------------------------------------- -------------------------------------
Dr. Jeffrey Berg         58     Director                                                    From February 28, 2000 to present
===================== ========= =========================================================== =====================================

John Klippenstein is our President, Chief Executive Officer and a member of our Board of Directors. He received his education in Winnipeg and received a Certified Engineering Technician degree in 1964 from Red River College in Winnipeg, Manitoba. From 1980 to present, Mr. Klippenstein has been the President and owner of Tech-Nacan Consultants. From 1994 to present, Mr. Klippenstein has been the President of our subsidiary, L.O.M. Laboratories, Inc. Mr. Klippenstein is currently a director of Highland Security Corporation and has been since 1996. Mr. Klippenstein has also worked for several land development companies until 1969 when he started his personal land development and construction management company, which still has holdings in Kelowna, British Columbia. As owner of Tech-Nacan Consultants Inc., Mr. Klippenstein has developed and built many large commercial and industrial projects including health care facilities, clinics, schools, institutional buildings, senior citizen housing, high rise apartment complexes, recreational complexes, and food processing facilities in Manitoba, Saskatchewan and Alberta.

Peter McFadden is consultant and is our Chief Financial Officer. Mr. McFadden began his university education in 1979. He received his Bachelor of Science degree at McMaster University, and a Masters Degree in Business Administration from the University of Windsor in 1982. From 1994 to present, Mr. McFadden has operated his own public accounting firm under the name of Peter McFadden Inc. Chartered Accountants. Prior to establishing his own accounting practice, Mr. McFadden spent 12 years as a Senior Manager for a national public accounting firm. Mr. McFadden is also a lecturer at Okanagan University.

Maria Klippenstein is our Secretary and Treasurer. Mrs. Klippenstein has completed university level studies in industrial accounting including bookkeeping, accounts receivable and accounts payable, and banking. From 1980 to present, Mrs. Klippenstein has been the Secretary and Treasurer of Tech-Nacan Consultants. From 1994 to present, Mrs. Klippenstein has been the Secretary and Treasurer of L.O.M. Laboratories, Inc., our subsidiary. Mrs. Klippenstein has 20 years of experience in accounting and is proficient in AccPac accounting software and cost accounting. Mrs. Klippenstein is also an accomplished artist and photographer.

David A. Gramlich is a member of our Board of Directors. Mr. Gramlich began his business career in 1968 in the field of real estate. From 1968 to 1979, he worked as a manager of several real estate firms. From 1979 to 1998, Mr. Gramlich was a self-employed businessman specializing in real estate and development. Mr. Gramlich also owned Video Max, a company that owned and operated four video stores in the City of Langley, British Columbia. Since 1998, Mr. Gramlich has been employed by Canadian R.V. Centre as a sales and lease consultant. Mr. Gramlich has participated in industrial, commercial and institutional transactions.

Colin Lee, M. D., is a member of our Board of Directors. Dr. Lee came to Canada in 1968 after having received his medical degree from Capetown University in South Africa in 1966. Since his arrival in Canada, Dr. Lee has worked in the specialty of radiology. Dr. Lee owns and operates 5 radiology clinics in Vancouver Island and Victoria, British Columbia, in partnership with Dr. Sidney Joss. Dr. Lee not only brings his medical knowledge to the Company, but also his investment experience.

Jeffrey Berg, Ph.D., is a member of our Board of Directors. Dr. Berg is a senior research analyst as well as a prime consultant to medical companies located within the United States, including, but not limited to, Johnson & Johnson and Bausch & Lomb. Dr. Berg typically associates himself with companies offering pharmaceutical, biotechnological and medical-device and diagnostic products. Dr. Berg has also been published in medical publications. Dr. Berg is the owner and President of Health Care Insights. Health Care Insights has offices in Edison, New Jersey.

Dr. Harold Punnett, is a member of our Board of Directors. Dr. Punnett has had his own dental practice in the Vancouver area since 1984. For the past ten years he has been an active participant in the investment community. Presently Dr. Punnett is part of a private venture capital group based in Europe as well as serving as a member on the Board of Directors of Red Emerald Resources, a company listed on the CDNX exchange under the symbol "RED".

John Klippenstein and Maria Klippenstein are husband and wife. Other than the persons listed above, there are no significant employees expected by us to make a significant contribution to our business. All of our directors will serve until the next annual meeting of stockholders. Our executive officers are appointed by our Board of Directors and serve at the discretion of the Board of Directors.

There are no orders, judgments, or decrees of any governmental agency or administrator, or of any court of competent jurisdiction, revoking or suspending for cause any license, permit or other authority to engage in the securities business or in the sale of a particular security or temporarily or permanently restraining Mr. Klippenstein, Mr. McFadden, Mr. Gramlich, Dr. Lee, Dr. Berg, Dr. Punnett or Mrs. Klippenstein from engaging in or continuing any conduct, practice or employment in connection with the purchase or sale of securities, or convicting such person of any felony or misdemeanor involving a security, or any aspect of the securities business or of theft or of any felony, nor are Mr. Klippenstein, Mr. McFadden, Mr. Gramlich, Dr. Lee, Dr. Berg, Dr. Punnett, or Mrs. Klippenstein the officers or directors of any corporation or entity so enjoined.

Section 16(a) Beneficial Ownership Reporting Compliance. We believe that all of our officers, directors and principal shareholders have filed all reports required to be filed by those persons on, respectively, Form 3 (Initial Statement of Beneficial Ownership of Securities), Form 4 (Statement of Changes of Beneficial Ownership of Securities), or Form 5 (Annual Statement of Beneficial Ownership of Securities). ---------------------------------
-----------------------------------

Executive Compensation.

Item 10. Executive Compensation.

Any compensation received by our officers, directors, and management personnel will be determined from time to time by our Board of Directors. Our officers, directors, and management personnel will be reimbursed for any out-of-pocket expenses incurred on our behalf. Compensation to our officers is specified on the chart below.

The table set forth below summarizes the annual and long-term compensation for services in all capacities to the Company payable to our President and our other executive officers whose total annual salary and bonus to exceeded US$50,000 during the year ending May 31, 2001.

========================================== ============================================ =========================
Name of Individual or Identity of Group    Capacities   in  which   Remuneration   was  Aggregate Remuneration
                                           received
------------------------------------------ -------------------------------------------- -------------------------
John Klippenstein                          President and Chief Executive Officer        US$158,564
========================================== ============================================ =========================


Shares Issued as Compensation for Services. During the fiscal year ended May 31, 2001, we did not issue any shares of our $.001 par value common stock as compensation for consulting and other services.

Compensation of Directors. Our directors who are also our employees receive no extra compensation for their service on our Board of Directors. Each of our directors receives reimbursement for actual and necessary expenses incurred in attending meetings of the Board of Directors.

Stock Options Issued. During the fiscal year ended May 31, 2001, we issued stock options to directors, employees, and consultants. The details of these options are explained in Note 5 of the financial statements.

Item 11.  Security Ownership of Certain Beneficial Owners and Management.

The following tables set forth certain information regarding the beneficial ownership of the Company's common stock as of May 31, 2001, by:

o each person or entity known by us to be the beneficial owner of more than 5% of the outstanding shares of common stock;
o        each of the Company's directors and named executive officers; and
o        all directors and executive officers of the Company as a group.

As of May 31, 2001, there were 6,152,811 shares of the Company's common stock issued and outstanding. As of May 31, 2001, there were 340,417 options outstanding.

(a) Security Ownership of Certain Beneficial Owners. Other than officers and directors, there are no other persons who are beneficial owners of 5% or more of our issued and outstanding common stock.

(b) Security Ownership of Management. Our directors and principal executive officers directly or beneficially own, in the aggregate, 3,733,739 shares of our common stock and 307,000 stock options, or approximately 65.7 % of the issued and outstanding common stock, as set forth on the following table (percentages are rounded off to the nearest one-tenth of one percent):

  Title of             Name of Beneficial Owner               Amount              Options           Percent of Issued Shares And
  ---------            ------------------------               ------              -------           -----------------------------
    Class                                                                                                      Options
    -----                                                                                                      -------
Common Stock          David E. Gramlich, Director             40,000              18,000                         .9%
                       122 - 5360 - 201st Street
                             Langley, B.C.
                                V3A 1T7

Common Stock            Dr. Colin Lee, Director               55,000              18,000                         1.1%
                           2749 McCall Place
                            Victoria, B.C.
                                V8N 5Y8

Common Stock      Peter McFadden, Vice President, and         4,100             118,000(3)                       2.0%
                        Chief Financial Officer
                           418 Oakview Road
                             Kelowna, B.C.
                                V1W 4K2

Common Stock      John Klippenstein, President, Chief     3,629,779 (1)         138,000(1)                      61.2%
                    Executive Officer and Director
                          494 Casa Rio Drive
                             Kelowna, B.C.
                                V1Z 3L6

Common Stock   Maria Klippenstein, Secretary, Treasurer   3,629,779 (2)         138,000(2)                      61.2%
                          494 Casa Rio Drive
                             Kelowna, B.C.
                                V1Z 3L6

Common Stock          Dr. Jeffrey Berg, Director               Nil                15,000                         .2%
                            3 Fairhill Road
                          Edison NJ USA 08817

   Common            Dr. Harold Punnett, Director             4,860                 Nil                          .08%
    Stock                   9066 Gay Street
                          Fort Langley, B. C.
                                V1M 2S5

(1) Includes 1,814,884 shares of our common stock and 20,000 options owned by Mr. Klippenstein's wife, Maria Klippenstein.

(2) Includes 1,814,895 shares of our common stock and 118,000 options owned by Mrs. Klippenstein's husband, John Klippenstein.

(3) Peter McFadden provides services to the company through a corporation and is therefore considered to be an independent contractor. Accordingly, for accounting purposes, he is considered to be a non-employee.

Changes in Control. We are not aware of any arrangements which may result in "changes in control" as that term is defined by the provisions of Item 403(c) of Regulation S-B.

Item 12. Certain Relationships and Related Transactions.

Related Party Transactions. Related Party Transactions. On or about January 1, 1998, prior to becoming our subsidiary, L.O.M. Laboratories Inc., purchased from John Klippenstein all product rights to the Lens-O-Matic. L.O.M. Laboratories Inc. paid a purchase price of CDN$542,000 allocated as follows:

o        L.O.M. Laboratories Inc. forgave John Klippenstein's debt of
         CDN$101,329; and
o L.O.M. Laboratories Inc. issued, to John Klippenstein, 4000 of the Company's Class "C" Preferred Shares valued at CDN$440,671.

At the time of the transaction, John Klippenstein was serving as our President, Chief Executive Officer and a director as well as serving as President and a director of L.O.M. Laboratories Inc. John Klippenstein signed the Purchase and Sale Agreement in his individual capacity as seller and as the authorized officer of L.O.M. Laboratories Inc. At the time of the transaction, Mr. Klippenstein's wife, Maria Klippenstein, was our Secretary and Treasurer as well as Secretary and Treasurer of L.O.M. Laboratories Inc. The value of the investment will ultimately be determined by the acceptance of the product in the market place which is uncertain at this time. For financial statement purposes this investment has been written down to nil.

On or about June 1, 1997, the Company agreed to purchase 4,800 of the 5,000 total issued and outstanding shares of L.O.M. Laboratories Inc.'s Class "A" common shares; however, the effective date of such purchase was not until January 13, 1998, when the shareholders and directors of L.O.M. Laboratories, Inc., approved the sale. We agreed to pay US$1.00 per share. The 4,800 shares represent a 96% interest in L.O.M. Laboratories Inc. The other 200 issued and outstanding common shares are owned by John and Maria Klippenstein. At the time of the transaction, John Klippenstein was serving as our President, Chief Executive Officer and was a member of our Board of Directors as well as the President and a director of L.O.M. Laboratories Inc. At the time of the transaction, Mr. Klippenstein's wife, Maria Klippenstein, was the Secretary and the Treasurer of L.O.M. Laboratories Inc., and our Secretary Treasurer.

We lease office space from 494040 B.C. Ltd. ("Tech-Nacan Consultants"). Tech-Nacan Consultants, a British Columbia corporation, is a real estate development company owned by John Klippenstein, our President, Chief Executive Officer and a member of our Board of Directors, and Maria Klippenstein, our Secretary and Treasurer. For the year ended May 31, 2001, we paid US$29,489.00 for that office space.

On or about October 27, 1997, with the Board of Director's approval, the Company and John Klippenstein executed a five-year employment contract. Under the agreement, John Klippenstein is to provide us with management services for which we agreed to pay Mr. Klippenstein US$120,000 for the first year with a US$10,000 increase every year thereafter, resulting in a final fifth year salary of US$160,000. John Klippenstein is our President, Chief Executive Officer and a member of our Board of Directors. During the year ended May 31, 2001, we paid US$158,564.00 to Mr. Klippenstein.

During the year ended May 31, 2001, we paid Peter McFadden Inc, fees of US$26,059 for accounting services. Peter McFadden is a Vice President and our Chief Financial Officer.

During the year ended May 31, 2001, we paid Maria Klippenstein, our Secretary and Treasurer, US$35,713 in office and administrative fees.

During the year ended May 31, 2001, we paid Pam Klippenstein, relative of Maria and John Klippenstein, fees of US$19,109.00 for office management fees for the management of our subsidiaries' office.


The persons serving as our officers and directors have existing responsibilities and, in the future, may have additional responsibilities, to provide management and services to other entities in addition to the Company. As a result, conflicts of interest between the Company and the other activities of those persons may occur from time to time. We will attempt to resolve any such conflicts of interest in favor of the Company. Our officers and directors are accountable to the Company and its shareholders as fiduciaries, which requires that such officers and directors exercise good faith and integrity in handling our affairs. A shareholder may be able to institute legal action on behalf of the Company or on behalf of that shareholder and all other similarly situated shareholders, to recover damages or for other relief in cases of the resolution of conflicts in any manner prejudicial to the Company.


Item 13.  Exhibits and Reports on Form 8-K

         (a) Exhibits

Exhibit No.
-----------

3.1            Certificate of Incorporation
                   (Charter Document)*

3.2            Amendment to Certificate of Incorporation
               (Charter Document)*

3.3            Amendment to Certificate of Incorporation
               (Charter Document)*

3.4            Bylaws*

4.             Instruments Defining the Rights of Holders (Not Applicable)

11.            Statement Re: Computation of Per Share Earnings (Loss)**

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

*** Will be filed as an exhibit to an amended 10KSB.

         (b) Reports on Form 8-K

         Two reports on Form 8-K have been filed. Both Form 8-K's announced the resignation of directors (Peter McFadden and Dr. John Gergely). Please refer to the SEC website for the full text of the Form 8-K's.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned in the City of Kelowna, British Columbia, Canada, on August 14, 2001.

                                        L.O.M. Medical International, Inc.,
                                        a Delaware corporation

                                        By:  /s/ John Klippenstein
                                           --------------------------------
                                                 John Klippenstein
                                        Its:     President