Form 10QSB
period 2001-08-31
L O M MEDICAL INTERNATIONAL INC
filed 2001-10-26
CIK 1065502

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


(MARK ONE)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2001

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934 FOR THE TRANSITION PERIOD FROM                 TO


COMMISSION FILE NUMBER:


                       L.O.M. MEDICAL INTERNATIONAL, INC.
        (Exact name of small business issuer as specified in its charter)

DELAWARE                                                              98-0178784
(State or other            (Primary Standard Industrial        (I.R.S. Employer
jurisdiction of            Classification Code Number)       Identification No.)
incorporation or
organization)

 #3-1482 Springfield Road, Kelowna, British Columbia, Canada             V1Y 5V3
(Address of principal executive offices)                              (Zip Code)

         (250) 762-7552(Issuer's Telephone Number, including Area Code)


                              Thomas E. Stepp, Jr.
                                 Stepp Law Group
                           1301 Dove Street, Suite 460
                         Newport Beach, California 92660
                             Telephone: 949.660.9700
                             Facsimile: 949.660.9010
            (Name, Address and Telephone Number of Agent for Service)


                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [x ] Yes [ ] No

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date. As of August 31, 2001, there were 6,152,811 shares of the issuer's $.001 par value common stock issued and outstanding.

                  Interim Consolidated Financial Statements of

                        L.O.M. MEDICAL INTERNATIONAL INC.

                        (A Development Stage Enterprise)

                   For the three months ended August 31, 2001

L.O.M. MEDICAL INTERNATIONAL INC.
(A Development Stage Enterprise)

Interim Consolidated Balance Sheet
($ United States)

August 31, 2001 and May 31, 2001

-------------------------------------------------------------------------------------------------------------------
                                                                               August 31,              May 31,
                                                                                     2001                 2001
                                                                              (Unaudited)
-------------------------------------------------------------------------------------------------------------------
Assets

Current assets
     Cash and cash equivalents                                              $     538,411        $     741,152
     Amounts receivable                                                            31,182               48,106
     Prepaid expenses                                                               5,139                1,455
-------------------------------------------------------------------------------------------------------------------
                                                                                  574,732              790,713

Advances and deposits                                                             163,915              161,415

Fixed assets                                                                       38,405               40,809

Patent costs                                                                        7,294                8,336

-------------------------------------------------------------------------------------------------------------------
                                                                            $     784,346        $   1,001,273
-------------------------------------------------------------------------------------------------------------------

Liabilities and Stockholders' Equity

Current liabilities
     Accounts payable and accrued liabilities                               $      99,126        $     112,083

Minority interest                                                                 284,327              301,727

Share subscriptions (note 2(a))                                                   121,658               22,100

Stockholders' equity
     Capital stock
       5,000,000 preferred shares with a par value of $0.001 per
         share authorized, nil issued
       50,000,000 common shares with a par value of $0.001 per share authorized,
         6,159,611 issued, (May 31, 2001 -
         6,152,811 issued)                                                          6,160                6,154
     Additional paid in capital                                                 3,430,528            3,408,434
     Deficit accumulated during the development stage                          (3,190,757)          (2,882,529)
     Accumulated other comprehensive income                                        33,304               33,304
-------------------------------------------------------------------------------------------------------------------
                                                                                  279,235              565,363
Subsequent events (notes 2(a) and 3)
-------------------------------------------------------------------------------------------------------------------
                                                                            $     784,346        $   1,001,273
-------------------------------------------------------------------------------------------------------------------

      See accompanying notes to interim consolidated financial statements

L.O.M. MEDICAL INTERNATIONAL INC.
(A Development Stage Enterprise)

Consolidated Statements of Loss
$ United States

For the three months ended August 31, 2001 and 2000 and cumulative from inception (March 17, 1997) to August 31, 2001 (Unaudited)

----------------------------------------------------------------------------------------------------
                                                From inception              Three months ended
                                              (March 17, 1997)
                                            to August 31, 2001            2001             2000
----------------------------------------------------------------------------------------------------
Expenses
     General and administration             $    2,206,114      $       85,065    $      108,215
     Research and development                    1,106,736             231,316            85,319
----------------------------------------------------------------------------------------------------
                                                 3,312,850             316,381           193,534

----------------------------------------------------------------------------------------------------
Loss from operations                            (3,312,850)           (316,381)         (193,534)

Other income
     Interest income                               122,093               8,153            13,659

----------------------------------------------------------------------------------------------------
Net loss                                    $   (3,190,757)     $     (308,228)   $     (179,875)
----------------------------------------------------------------------------------------------------


Loss per common share, basic and diluted    $       (0.66)      $       (0.05)    $       (0.03)

Weighted average common shares,
   basic and diluted                             4,811,652           6,152,885         5,909,401
----------------------------------------------------------------------------------------------------


          See accompanying notes to consolidated financial statements

L.O.M. MEDICAL INTERNATIONAL INC.
(A Development Stage Enterprise)

Interim Consolidated Statement of Cash Flows
($ United States)

For the three months ended August 31, 2001 and 2000 and cumulative from inception (March 17, 1997) to August 31, 2001 (Unaudited)

-------------------------------------------------------------------------------------------------------------------
                                                        From inception                  Three months ended
                                                     (March 17, 1997)
                                                    to August 31, 2001               2001                 2000
-------------------------------------------------------------------------------------------------------------------
Operating activities
   Net loss for the period                             $    (3,190,757)          (308,228)       $    (179,875)

   Items not involving cash
     Amortization                                               71,164              4,610                4,755
     Gain on sale of fixed assets                               (2,659)                 -                    -
     Write down of product rights and patent costs             374,128                  -                    -
     Compensation cost of stock options issued
       for services                                            295,269                  -                    -
     Foreign exchange gain on redeemable preferred
         Shares                                                (17,400)           (17,400)                   -
   Changes in non-cash working capital
     Accounts receivable                                       (31,182)            16,924               13,697
     Prepaid expenses                                           (5,139)            (3,684)               3,395
     Accounts payable and accrued liabilities                   99,126            (12,957)             (10,550)
-------------------------------------------------------------------------------------------------------------------
                                                            (2,407,450)          (320,735)            (168,578)
Financing
     Issuance of capital stock                               2,288,175             22,100              203,516
     Proceeds from subscriptions for shares                    974,902             99,558              134,290
-------------------------------------------------------------------------------------------------------------------
                                                             3,263,077            121,658              337,806
Investing
     Advances and deposits                                    (163,915)            (2,500)             (33,395)
     Proceeds on disposition of fixed assets                     6,189                  -                    -
     Acquisition of fixed assets                              (102,394)            (1,164)              (5,244)
     Acquisition of product rights                             (90,577)                 -                    -
-------------------------------------------------------------------------------------------------------------------
                                                              (350,697)            (3,664)             (38,639)

Effects of change in exchange rates on cash and                 33,481                  -                    -
-------------------------------------------------------------------------------------------------------------------
Increase (decrease) in cash and cash equivalents               538,411           (202,741)             130,589

Cash and cash equivalents, beginning of period                      -             741,152              959,318
-------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period               $       538,411      $     538,411        $   1,089,907
-------------------------------------------------------------------------------------------------------------------

Supplementary information:
   Interest paid                                       $            -        $          -          $         -
   Income taxes paid                                                -                   -                    -
Non-cash financing and investing activities:
   Issuance of redeemable preferred shares
     for product rights                                       309,677                   -                    -
-------------------------------------------------------------------------------------------------------------------
   Common shares issued for conversion of
     share subscriptions                                      853,244               6,800              185,513
   Compensation cost of stock options
     issued for services                                      295,269                   -                    -
-------------------------------------------------------------------------------------------------------------------


See accompanying notes to interim consolidated financial statements

L.O.M. MEDICAL INTERNATIONAL INC.
(A Development Stage Enterprise)

Consolidated Statements of Stockholders' Equity and Comprehensive Income $ United States

For the period from inception on March 17, 1997 to August 31, 2001

----------------------------------------------------------------------------------------------------------------------------
                                              Capital Stock                          Deficit
                                         ----------------------                  Accumulated     Accumulated
                                             Number                Additional     During the           Other            Tota
                                          of Common                   Paid in    Development   Comprehensive    Stockholders
                                             Shares      Amount       Capital          Stage          Income           Equit
----------------------------------------------------------------------------------------------------------------------------
Common shares issued on incorporation             3  $        1   $         -    $         -    $          -    $          1

Comprehensive income (loss):
  Loss                                            -           -             -       (138,272)              -        (138,272
  Foreign currency translation                    -           -             -              -          13,582          13,582
----------------------------------------------------------------------------------------------------------------------------
Comprehensive loss                                                                                                  (124,690
----------------------------------------------------------------------------------------------------------------------------
Balance, May 31, 1997                             3           1             -       (138,272)         13,582        (124,689

Common shares issued to founders
  and others at $0.001                    4,210,090       4,210             -              -               -           4,210

Common shares issued at $1.00
net of share issue costs                    668,154         668       469,887              -               -         470,555

Common shares issued at $1.00 on
  conversion of share subscriptions         605,000         605       604,395              -               -         605,000

Comprehensive income (loss):
  Loss                                            -           -             -       (293,239)              -        (293,239)
  Foreign currency translation                    -           -             -              -          (7,294)         (7,294)
-----------------------------------------------------------------------------------------------------------------------------
Comprehensive loss                                                                                                  (300,533)
-----------------------------------------------------------------------------------------------------------------------------
Balance, May 31, 1998                     5,483,247       5,484     1,074,282       (431,511)          6,288         654,543

Common shares issued on
  November 30, 1998 at $3.25
  net of share issue costs                   36,300          36        96,726              -               -          96,762

Comprehensive income (loss):
  Loss                                           -            -             -       (726,055)              -        (726,055)
  Foreign currency translation                   -            -             -              -          17,038          17,038
-----------------------------------------------------------------------------------------------------------------------------
Comprehensive loss                                                                                                  (709,017)
-----------------------------------------------------------------------------------------------------------------------------
Balance, May 31, 1999                    5,519,547        5,520     1,171,008     (1,157,566)         23,326          42,288

Common shares issued on
  April 17, 2000 at $3.25
  net of share issue costs                 307,610          308       967,335              -               -         967,643

Common shares issued on
  May 10, 2000 at $3.25 on
  conversion of share
  subscriptions                             19,302           19        62,712              -               -          62,731

Comprehensive income (loss):
  Loss                                           -            -             -       (508,835)              -        (508,835)
  Foreign currency translation                   -            -             -              -           9,978           9,978
----------------------------------------------------------------------------------------------------------------------------
Comprehensive loss                                                                                                  (498,857)
----------------------------------------------------------------------------------------------------------------------------

Balance, May 31, 2000                     5,846,459  $    5,847  $  2,201,055  $  (1,666,401)    $    33,304   $     573,805
----------------------------------------------------------------------------------------------------------------------------

L.O.M. MEDICAL INTERNATIONAL INC.
(A Development Stage Enterprise)

Consolidated Statements of Stockholders' Equity and Comprehensive Income (continued)
$ United States

For the period from inception on March 17, 1997 to August 31, 2001

--------------------------------------------------------------------------------------------------------------------
                                                                           Deficit
                                     Capital Stock                     Accumulated     Accumulated
                                ----------------------
                                    Number                Additional    During the           Other          Total
                                 of Common                   Paid in   Development   Comprehensive  Stockholders'
                                    Shares      Amount       Capital         Stage          Income         Equity
--------------------------------------------------------------------------------------------------------------------
Balance, May 31, 2000,
  carried forward                5,846,459  $    5,847  $   2,201,055  $ (1,666,401)    $     33,304  $     573,805

Common shares issued on
  September 22, 2000 for
  cash at $3.25 net of share
  issue costs                      249,271         250        726,654             -                -        726,904

Common shares issued on
  December 19, 2000 at $3.25
  on conversion of share
  subscriptions                     57,081          57        185,456             -                -        185,513

Compensation costs for
  stock options issued for
  services (note 5(b))                   -           -        295,269             -                -        295,269

Comprehensive income (loss):
  Loss                                   -           -              -    (1,216,128)               -     (1,216,128)
  Foreign currency translation           -           -              -             -                -              -
--------------------------------------------------------------------------------------------------------------------
Comprehensive loss                                                                                       (1,216,128)
--------------------------------------------------------------------------------------------------------------------
Balance, May 31, 2001            6,152,811  $    6,154  $   3,408,434  $ (2,882,529)    $     33,304  $     565,363

Common shares issued on
  August 31, 2001 at $3.25
  on conversion of share
  subscriptions                      6,800           6         22,094             -                -         22,100

Comprehensive income (loss):
  Loss                                   -           -              -      (308,228)               -       (308,228)
  Foreign currency translation           -           -              -             -                -              -
--------------------------------------------------------------------------------------------------------------------
Comprehensive loss                                                                                         (308,228)
--------------------------------------------------------------------------------------------------------------------
Balance, August 31, 2001         6,159,611  $    6,160  $   3,430,528  $ (3,190,757)    $     33,304  $     279,235
--------------------------------------------------------------------------------------------------------------------

L.O.M. MEDICAL INTERNATIONAL INC.
(A Development Stage Enterprise)

Notes to Consolidated Financial Statements
($ United States)

(Unaudited)

-------------------------------------------------------------------------------

L.O.M. Medical International Inc. was incorporated on March 17, 1997 under the General Corporation Laws of Delaware. It conducts research and development on new products in the medical field including a retractable syringe. Operations effectively commenced on June 1, 1997. These interim consolidated financial statements should be read in conjunction with the annual financial statements for the year ended May 31, 2001 filed under cover of Form 10-KSB.

1.   Significant accounting policies:

     a)  Going concern

         These financial statements have been prepared by management on the going concern basis in accordance with generally accepted accounting principles in the United States of America, which assumes the realization of assets and liquidation of liabilities and commitments in the normal course of business. As shown in the consolidated financial statements, to date, the Company has generated no revenues and has accumulated a deficit since inception of $3,190,757. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern is dependent on its ability to generate future profitable operations and receive continued financial support from its stockholders and other investors.

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

2.   Capital stock:

     a)  Share subscriptions:

         Subsequent to August 31, 2001, the Company issued 41,711 common shares at $3.25 per share for net proceeds of $121,658 after share issuance costs of $13,903.

L.O.M. MEDICAL INTERNATIONAL INC.
(A Development Stage Enterprise)

Notes to Consolidated Financial Statements
($ United States)

(Unaudited)

-------------------------------------------------------------------------------

2.   Capital stock (continued):

     b)  Stock options

         The Company has 340,417 options outstanding with a weighted average exercise price of $3.25. The remaining contractual life of the outstanding options is 7.5 years. No options were issued, exercised, expired or cancelled during the three months ended August 31, 2001.

     c)  Warrants:

         3,076,405 warrants were issued during fiscal 2001 to existing shareholders representing 1/2 warrant for each common share held. Each warrant entitles the holder of such warrant to purchase one common share for $5.00 per share. Each warrant expires ninety days after the first transaction in the Company's shares occurs on the Over-the-Counter Bulletin Board.

3.    Contingent liability:

      The Company has been engaged in discussions with staff of the British Columbia Securities Commission (the "BCSC") concerning the distribution of the Company's common stock to certain residents of British Columbia. Staff of the BCSC has taken the position that the distribution of certain shares may not have, in all circumstances, satisfied the prospectus exemption requirements under the Securities Act (British Columbia). In order to resolve the concerns of staff of the BCSC, the Company has agreed to make an offer of rescission (the "Rescission Offer") to purchasers of its common stock residing in British Columbia. The Company mailed the Rescission Offer in early August 2001 and such Rescission Offer will be open for acceptance for a period of 30 days. Under the Rescission Offer, the recipient may elect to retain their shares in the Company or to rescind their original purchase and return the shares to the Company and receive from the Company, the purchase price originally paid for the shares. Any shares returned to the Company pursuant to the Rescission Offer will be cancelled. As at August 31, 2001, no stockholders had exercised their right to rescission. Subsequent to August 31, 2001, stockholders who have acquired 103,676 common stock from the Company for aggregate proceeds of approximately $249,924, have exercised their right of rescission.

Item 2.  Management's Discussion and Analysis or Plan of Operation

Development of the Company

L.O.M. Medical International Inc., a Delaware corporation ("Company" and "L.O.M. Medical"), was incorporated in the State of Delaware on March 17, 1997. Our executive offices are located at #3-1482 Springfield Road, Kelowna, B.C., Canada V1Y 5V3. Our telephone number is 250.762.7552.

For purposes of clarification, anytime the symbol "US" is used within this Quarterly Report of Form 10-QSB, it refers to the currency of the United States. Anytime the symbol "CDN" is used, it refers to the currency of Canada.

Our Business

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

The Retractable Syringe

We believe the Syringe will change standard disposal methods for used syringes. We have developed a product designed to function, as a standard hypodermic syringe that we believe is safer to the caregiver or health care worker. We believe that the Syringe's unique design will allow health care providers to avoid direct contact with used needles. The Syringe is covered by United States Patent No. 5,868,713 dated February 9, 1999, and international patents have been filed in 84 different countries.

Once the needle is injected, the user simply has to press the plunger top gently with his or her thumb to automatically retract the needle into its own sealed chamber. The needle is now hidden where it remains locked in place and cannot be used again. The Syringe does not require a health care worker to use both hands to retract the needle after it has been used and withdrawn from the patient. The Syringe will be produced in standard industry sizes from 1CC to 20CC, inclusive.

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

We have manufactured a Proof Of Concept Prototype ("POCP") Syringe. A POCP is a device designed to show that the patented idea or invention can be made into a viable product. We are now at the next step, which is to make 5,000 prototypes that are virtually the same as the finished product. We have contacted the FDA and they have indicated that we will not have to have a pre market approval
(PMA) for the Syringe before we move to the next phase.

Last year, a propellant was selected from a large pool of possibilities to power the cell for the Syringe. The propellant had to meet many criteria. We have found a material that, according to our preliminary research, meets the desired criteria and has been encapsulated in a polymer to form a cell. We have not yet completed our research, however, and unanticipated problems may arise. This cell has proved to generate more than enough power to retract a needle. We hope to produce a cell with a 2-year shelf life. Currently we have developed a cell with a 3-6 month shelf.

We have obtained information on syringe design and practicality from interviewing nursing practitioners. We also determined the thumb-force required to activate retraction of the needle. We have incorporated the results of our analysis into our POCP.

We believe that the POCP has shown benefits over spring-powered syringes. With design modifications, we hope to tailor the speed of retraction while maintaining the smooth retraction of the needle. We hope this will eliminate the type of blood splattering sometimes experienced with spring-loaded syringes.

We continue to finalize our work with B.C. Tech Inc. Currently we are having molds prepared that will produce the first 5,000 prototype units of the Syringe. We expect to receive the prototypes in the second quarter of 2001. The development of the prototypes was achieved within our budgeted $400,000. To date we have expensed approximately $390,000 for this work. We have started interviewing various companies that we hope will be able to construct the next level of molds for 100,000 units of our Syringe.

We plan to meet our financial obligation under these agreements over the next several months from existing cash resources and additional capital financing. From our inception on March 17, 1997, to August 31, 2001 we have incurred $1,106,736 in development costs related to the Syringe, including the proof of concept prototype, molds for test Syringes, and eye care products.

Over the next 12 months, we plan to focus our efforts in the following areas:

     o    The manufacture of 5,000 prototype Syringes;

     o Perform design refinements on the Syringe in an effort to minimize parts and make manufacturing as simple and cost-effective as possible;

     o Contact the Food and Drug Administration ("FDA") in anticipation of a 510K submission;

     o    Sterilization selection (E beam and Y beam);

     o    Material compatibility; and

     o    Mould maker selection.

During the next 12 months we anticipate increases in our staffing and contracting out levels as the prototype of the Syringe hopefully moves forward. Dr. Simon Wood has agreed to run the research and development department. Currently, he invoices us on an hourly basis for work completed. There is no written contract in place with him at this time. We have also subcontracted with Kevin Conway, a mid-level engineer for services. Mr. Conway performs subcontract work on an hourly basis. He is assisting with CAD-CAM requirements relating to the development of the Syringe.

We are not currently producing commercial quantities of products or currently supplying any services to any third parties. No assurance can be given that we will, on a timely basis, be able to make the transition from manufacturing testing quantities of the Syringe to commercial production quantities successfully or be able to arrange for contract manufacturing.

We anticipate contracting out the first two years of commercial production of the Syringe. At the end of the second year of production, we anticipate engaging in significant discussions regarding the potential for the construction of our own production facility. We recognize that the construction of a production facility will be contingent upon us having reached our sales and profit projections. We anticipate this issue will be presented for vote by our Board of Directors and shareholders. Negotiations to set up a manufacturing plant in Ireland have begun but have not progressed beyond the preliminary discussions discussed in our previous filings.

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

We have completed market testing and believe that the Eye Care System was well received at the American Optometrists Association convention in Montreal, Canada, where approximately 30,000 units were distributed to opticians, optometrists and pharmacies for trial at no charge. We have completed the formulation of contact lens solutions and copyrights covering these products have been registered. We have completed the design and labeling of the Eye Care System. We believe that the eye-care products are ready for marketing and distribution.

The target markets for the distribution for the Eye Care System product include, but are not necessarily limited to:

     o    hospitals and clinics, including optometrists and opticians.

The eye care products are currently produced in Canada. We own all of the necessary injection molds. We will contract out for the production of components needed for the assembly and packaging of the eye care products. The actual assembly and packaging will be subcontracted out at this time.

We have produced 33,000 units of our eye care inserters, which will be used for demonstrations. Currently we have approximately 30,000 units available. As such we have not inventoried the units but expensed them in the past financial statements as net realizable value is anticipated to be nil. We currently have the ability to subcontract out for the production of commercial quantities of our eye care products. We currently have dies with an output capacity of 150,000 units. There is a second set of dies designed that will have a 300,000 unit capacity which would allow the production of a total of 450,000 units of eye care products per month.

We have FDA approval to market our line of eye care products in the United States and have the necessary Canadian approval to market eye-care products in Canada. We are reviewing various contracts with third parties to market the Eye Care System in Canada as well as the United States.

We continue to focus our activities on the production and launch of the Syringe. When that is finalized, we will implement our marketing plan for the Eye Care System products.

Skin Care Products

At this time we are reorganizing our approach to the skin care line. We will not be pursuing this area aggressively until we have our Syringe production under way.

Genetic Patents

We are currently negotiating licensing agreements with the owners of various patents on genetic vectors. As of August 31, 2001 we had advanced $46,520 to date to pay for patents, which has been included in our financial statements as advances and deposits.

Business of the Our Subsidiary

There has been no activity in our subsidiary this quarter. For the foreseeable future, our subsidiary will be inactive.

Liquidity and Future Capital Requirements

We had cash resources of $538,411 at August 31, 2001, compared to $741,152 at May 31, 2001. At August 31, 2001, total current assets exceeded total current liabilities by $475,606, compared to $678,630 at May 31, 2001. Because we are not generating any significant revenue, our only external source of liquidity is the sale of our capital stock. We have no contractual obligations for capital purchase or any other commitments except for the obligation to refund to certain stockholders resident in British Columbia the original purchase price paid for common stock in the amount of $249,924 (see Item 1 entitled "Legal Proceedings" below). The obligation arose subsequent to August 31, 2001 pursuant to shareholders exercising their rights of rescission. Accordingly, at our current rate of expenditure and existing cash resources, we forecast that our cash resources will be sufficient to allow us to meet our financial obligations until November 15, 2001. Accordingly, we will require additional cash to implement our business strategy of developing, promoting, producing and distributing our proposed products. Such additional capital may be raised through additional public or private financings, as well as borrowings and other resources. No assurance can be given, however, that we will have access to the capital markets in the future, or that financing will be available on acceptable terms to satisfy our cash requirements necessary to implement our business strategy. The inability to access the capital markets or obtain acceptable financing could have a material adverse effect on our results of operations and financial condition. If we do not raise additional cash during this period, we will have to severely restrict our operations until we have sufficient cash to move forward. To the extent that additional capital is raised through the sale of equity or equity-related securities, the issuance of such securities could result in dilution of the stockholders.

Our forecast of the period of time through which the financial resources will be adequate to support the operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary as a result of a number of factors.

Business Risks

Because of the nature of our business, we will be exposed to a variety of business risks, some of which are inherent to all competitive commercial enterprises and others that are specific to the medical products industry. We will endeavor to limit all specific risk factors through our disciplined management of operation and financial strategies.

Financial Risks

Our business plans of are aggressive in nature. Continued rapid business expansion will consume valuable working capital and result in significant demand on cash flow from operations over the next few quarters. We expect that existing capital resources and contributions from profits will not be sufficient to fund our business plans as represented without assembling additional funds from external sources.

Business Cycles and Risks of Cost Overruns

The sale and implementation of our products involves a reasonable market penetration. Failure to secure reasonable market penetration could have adverse effects on our business, results of operations and our financial condition.

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

Foreign Currency

Our business plans are primarily focused on the penetration in the United States and subsequently worldwide markets, therefore, we will be subject to the risk of foreign currency fluctuations.

Competition and Sales Channels

Several companies compete with us in the syringe market; however, we believe and there are a few competitors in the safety syringe market. Those that do exist are substantially larger and possess greater financial resources than us. Our future success, however, relies on achieving superior product development through greater focus on the needs of the market and faster response to evolving customer requirements. There can be no assurance, however, that competitors will not develop products superior to our products or achieve greater market acceptance due to marketing, sales channels or other factors.

Dependence on Large Distributors

We will rely in part on business partners for the distribution of our products. This includes a few large distributors in the United States. We may be impacted by negative business cycles or events experienced by these distributors. This may lead to a short or long term reduction in revenue.

Human Resource Risks and Growth

Our success is largely dependent on the performance of our key employees. Failure to attract and retain key employees with necessary skills could have an adverse impact upon our growth and profitability. We hope to expand our business in the near future. This expansion could result in substantial growth in the number of employees, the scope of our operating and financial systems and the geographic area of our operations. This increases the responsibilities for both existing and new management personnel. Our ability to support the projected growth of our business will be dependent upon having highly trained personnel in place to conduct pre-sales activities, product implementation and other customer support services. Future operating results will depend on the ability of our key managers and employees to continue to implement and improve its operational, customer support and financial systems. There can be no assurance that we will be able to manage any future expansion successfully, and if we cannot, this could adversely affect our results of operations and financial health.

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

Government Standards and Regulations

Our products will be subject to numerous foreign government standards and regulations that are continually being amended. Although we will endeavor to satisfy foreign technical and regulatory standards, there can be no assurance that the products will comply with foreign government standards and regulations, or changes thereto, or that it will be cost effective to redesign the products to comply with such standards or regulations. The inability to design or redesign products to comply with foreign standards could have a material adverse effect on our business, financial condition and results of operations.

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

Results of Operations

We have not yet realized any revenues from operations. The net loss from March 17, 1997 (inception) to August 31, 2001, was $3,190,757. The net loss for the 3-month period ended August 31, 2001, was $308,228 compared to a loss of $179,875 for the 3-month period ended August 31, 2000. The net loss for the 12-month period ended May 31, 2001, was $1,216,128. Such losses were primarily the result of product development and operational expenditures.

In the 3 month period ended August 31, 2001, our losses increased compared to the prior comparable period because we are now funding the development of the Syringe. During the 3-month period ended August 31, 2001 we paid out $231,316 for development of the Syringe, including a prototype. During the same period in 2001, we expended $9,753 for the same development expenses. Included in general and administration expenses is $20,643 in legal and accounting fees for the 3-month period ending August 31, 2001, compared to $50,400 for the 3-month period ending August 31, 2000. Consulting fees for the 3-month period ending August 31, 2001 were $33,912.

During the 3-month period ended August 31, 2001, the following material changes in our financial conditions occurred:

     o Advances and deposits increased from $161,415 at May 31, 2001 to $163,415 at August 31, 2001. This increase is due to $2,500 additional funds advanced to the owners of various patents on genetic vectors.

     o Capital stock and additional paid in capital have increased by $6,800 and $422,093 since May 31, 2001.

Item 1. Legal Proceedings

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

British Columbia Securities Commission.

We have been engaged in discussions with staff of the British Columbia Securities Commission ("BCSC") concerning the distribution of the Company's common stock to certain residents of British Columbia. Staff of the BCSC has taken the position that the distribution of certain shares may not have, in all circumstances, satisfied the prospectus exemption requirements under the Securities Act of British Columbia. In order to resolve the concerns of staff of the BCSC, we have agreed to make an offer of rescission (the "Rescission Offer") to purchasers of the Company's common stock residing in British Columbia. The Rescission Offer was mailed to the British Columbia shareholders on August 10, 2001. Such Rescission Offer remained open for acceptance until September 10, 2001. Under the Rescission Offer, the recipient could elect to retain their shares in the Company or to rescind their original purchase and return the shares to the Company and receive from the Company, the purchase price originally paid for the shares. Any shares returned to the Company pursuant to the Rescission Offer will be cancelled. As at August 31, 2001 no stockholders had exercised their right of rescission. As of September 10, 2001 stockholders holding 103,676 common stock with a paid up capital of $ 249,924, have exercised their right of rescission.

Item 2. Changes in Securities

Warrants. We have offered to all shareholders of record as at June 30 2001, one warrant for every two shares held by each shareholder. Each warrant entitles the holder of such warrant to purchase one share of our common stock for $5.00 per share. Each warrant expires by its own terms ninety days after the first transaction in the Company's shares occurs on a public market.

Stock Options. Our Board of Directors has adopted a stock option plan ("Stock Option Plan"). The Stock Option Plan is designed to retain qualified and competent officers, employees and directors. Our Board of Directors, or a committee thereof, shall administer the Stock Option Plan and is authorized, in its sole and absolute discretion, to grant options to all our eligible employees, including our officers and directors (whether or not employees). Options granted pursuant to the Stock Option Plan will be exercisable within the period specified in the stock option agreement. Options granted under the Stock Option Plan will not be exercisable after the expiration of ten (10) years from the date of grant for shareholders with less than 10% ownership and five (5) years for shareholders with 10% or more share ownership. The Stock Option Plan will also authorize us to make loans to optionees to enable them to exercise their options. As of August 31, 2001, we had 340,417 options outstanding with a weighted average exercise price of $3.25. The remaining contractual life of the outstanding options is 7.5 years. No options were issued, exercised, expired or cancelled during the three months ended August 31, 2001.

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Submission of Matters to Vote of Security Holders

None

Item 5.  Form 3

None

Item 6.  Exhibits and Reports on Form 8-K

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:   October 1, 2001             L.O.M. Medical International, Inc.


                                     By:      /s/ John Klippenstein
                                              -------------------------------
                                              John Klippenstein
                                     Its:     President