Form 10QSB
period 2001-11-30
L O M MEDICAL INTERNATIONAL INC
filed 2002-01-14
CIK 1065502

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


(MARK ONE)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2001

[ ]  TRANSITION  REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE
     ACT OF 1934 FOR THE TRANSITION PERIOD FROM         TO


COMMISSION FILE NUMBER:


                       L.O.M. MEDICAL INTERNATIONAL, INC.
        (Exact name of small business issuer as specified in its charter)

DELAWARE                                    98-0178784
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)


      #3-1482 Springfield Road, Kelowna, British Columbia, Canada  V1Y 5V3
                    (Address of principal executive offices)

                                  250.762.7552
                (Issuer's Telephone Number, including Area Code)



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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date. As of November 30, 2001, there were 6,096,889 shares of the issuer's $.001 par value common stock issued and outstanding.

                                     PART I

Item 1. Financial Statements






                      Consolidated Financial Statements of


                      L.O.M. MEDICAL INTERNATIONAL INC.

                      (A Development Stage Enterprise)

                      Six months ended November 30, 2001

                      (Unaudited)

L.O.M. MEDICAL INTERNATIONAL INC.
(A Development Stage Enterprise)

Consolidated Balance Sheets
$ United States

November 30, 2001 and May 31, 2001
-----------------------------------------------------------------------------------------------------------
                                                                           November 30,          May 31,
                                                                                   2001             2001
                                                                            (Unaudited)
-----------------------------------------------------------------------------------------------------------

Assets

Current assets
     Cash and cash equivalents                                           $      358,381    $     741,152
     Amounts receivable                                                           1,609           48,106
     Prepaid expenses                                                            10,201            1,455
-----------------------------------------------------------------------------------------------------------
                                                                                370,191          790,713

Advances and deposits                                                           163,915          161,415

Fixed assets                                                                     35,099           40,809

Patent costs                                                                      6,252            8,336

-----------------------------------------------------------------------------------------------------------
                                                                         $      575,457    $   1,001,273
-----------------------------------------------------------------------------------------------------------

Liabilities and Stockholders' Equity (Deficiency)

Current liabilities
     Accounts payable and accrued liabilities                            $      315,472    $     112,083

Minority interest                                                               280,182          301,727

Share subscriptions (note 2)                                                    148,865           22,100

Stockholders' equity (deficiency)
     Capital stock
       5,000,000 preferred shares with a par value of $0.001 per
         share authorized
       50,000,000 common shares with a par value of $0.001 per
         share authorized, 6,096,889 issued, net of treasury stock of
         100,933 (May 31, 2001 - nil) (May 31, 2001 -   6,152,811 issued)         6,097            6,154
     Additional paid-in capital                                               3,281,926        3,408,434
     Deficit accumulated during the development stage                        (3,490,389)      (2,882,529)
     Accumulated other comprehensive income                                      33,304           33,304
-----------------------------------------------------------------------------------------------------------
                                                                               (169,062)         565,363

-----------------------------------------------------------------------------------------------------------
                                                                         $      575,457    $   1,001,273
-----------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements

L.O.M. MEDICAL INTERNATIONAL INC.
(A Development Stage Enterprise)

Consolidated Statements of Loss
$ United States

Six months ended November 30, 2001 and 2000 and period from inception (March 17, 1997) to November 30, 2001
(Unaudited)

---------------------------------------------------------------------------------------------------
                                           From inception         Six months ended, November 30,
                                         (March 17, 1997)         ------------------------------
                                     to November 30, 2001               2001                2000
---------------------------------------------------------------------------------------------------

Expenses
     General and administration        $        2,356,826      $     235,777       $     214,557
     Research and development                   1,254,638            379,218             168,579
---------------------------------------------------------------------------------------------------
                                                3,611,464            614,995             383,136

---------------------------------------------------------------------------------------------------
Loss from operations                           (3,611,464)          (614,995)           (383,136)

Other income
     Interest income                              121,075              7,135              28,581

---------------------------------------------------------------------------------------------------
Loss                                   $       (3,490,389)      $   (607,860)       $   (354,555)
---------------------------------------------------------------------------------------------------


Weighted average number of shares,
   basic and diluted                            4,883,982          6,166,633           5,971,538

Loss per share, basic and diluted      $           (0.71)      $      (0.10)       $      (0.06)
---------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements

L.O.M. MEDICAL INTERNATIONAL INC.
(A Development Stage Enterprise)

Consolidated Statements of Loss
$ United States

Three months ended November 30, 2001 and 2000
(Unaudited)

-------------------------------------------------------------------------------
                                                       2001             2000
-------------------------------------------------------------------------------

Expenses
     General and administration              $      150,712    $     106,342
     Research and development                       147,902           83,260
-------------------------------------------------------------------------------
                                                    298,614          189,602

-------------------------------------------------------------------------------
Loss from operations                               (298,614)        (189,602)

Other income
     Interest income (expense)                       (1,018)          14,922

-------------------------------------------------------------------------------
Net loss                                     $    (299,632)    $   (174,680)
-------------------------------------------------------------------------------


Weighted average common shares,
   basic and diluted                              6,180,606        6,034,358

Loss per common share, basic and diluted     $       (0.05)    $      (0.03)

-------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements

L.O.M. MEDICAL INTERNATIONAL INC.
(A Development Stage Enterprise)

Consolidated Statements of Cash Flows
($ United States)

Six months ended November 30, 2001 and 2000 and period from inception (March 17, 1997) to November 30, 2001
(Unaudited)

-------------------------------------------------------------------------------------------------------------------------------
                                                                       From inception          Six months ended November 30,
                                                                     (March 17, 1997)          -----------------------------
                                                                 to November 30, 2001               2001                2000
-------------------------------------------------------------------------------------------------------------------------------

Operating activities
   Net loss for the period                                           $    (3,490,389)      $   (607,860)       $   (354,555)

   Items not involving cash
     Amortization                                                             75,788              9,234               9,510
     Gain on sale of fixed assets                                             (2,659)                 -                   -
     Write down of product rights and patent costs                           374,128                  -                   -
     Compensation cost of stock options issued
       for services                                                          295,269                  -                   -
     Foreign exchange gain on redeemable preferred
       Shares                                                                (21,545)           (21,545)                  -

   Changes in non-cash working capital
     Amounts receivable                                                       (1,609)            46,497              (3,875)
     Prepaid expenses                                                        (10,201)            (8,746)             (5,173)
     Accounts payable and accrued liabilities                                315,472            (34,533)             (3,679)
-------------------------------------------------------------------------------------------------------------------------------
                                                                          (2,465,746)          (616,953)           (357,772)
Financing activities
     Issuance of capital stock                                             2,376,358            110,283             466,901
     Rescinded & cancelled shares                                           (258,948)           (21,026)                  -
     Proceeds from subscriptions for shares                                1,024,209            148,865             133,711
-------------------------------------------------------------------------------------------------------------------------------
                                                                           3,141,619            238,122             600,612
Investing activities
     Advances and deposits                                                  (163,915)            (2,500)            (75,395)
     Proceeds on disposition of fixed assets                                   6,189                  -                   -
     Acquisition of fixed assets                                            (102,670)            (1,440)             (5,244)
     Acquisition of product rights                                           (90,577)                 -                   -
-------------------------------------------------------------------------------------------------------------------------------
                                                                            (350,973)            (3,940)            (80,639)

Effects of change in exchange rates on cash and cash equivalents              33,481                  -                   -
-------------------------------------------------------------------------------------------------------------------------------
Increase (decrease) in cash and cash equivalents                             358,381           (382,771)            162,201

Cash and cash equivalents, beginning of period                                     -            741,152             959,318

-------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                             $       358,381       $    358,381        $  1,121,519
-------------------------------------------------------------------------------------------------------------------------------

Supplementary information
   Interest paid                                                     $             -       $          -        $          -
   Income taxes paid                                                               -                  -                   -
Non-cash financing and investing activities
   Issuance of redeemable preferred shares for product rights                309,677                  -                   -
   Common shares issued for conversion of share subscriptions                875,344             22,100             185,513
   Compensation cost of stock options issued for services                    295,269                  -                   -
   Unpaid amount related to rescinded shares (note 3)                        236,922            236,922                   -
-------------------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements

L.O.M. MEDICAL INTERNATIONAL INC.
(A Development Stage Enterprise)

Consolidated  Statement of Stockholders'  Equity  (deficiency) and Comprehensive
Loss
$ United States

Period from inception on March 17, 1997 to November 30, 2001

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
                                          of Common                   Paid in   Development   Comprehensive  Stockholders'
                                             Shares      Amount       Capital         Stage          Income         Equity
------------------------------------------------------------------------------------------------------------------------------

Common shares issued on incorporation             3    $      1   $         -  $         -     $          -   $         1

Comprehensive income (loss):
  Loss                                            -           -             -     (138,272)               -      (138,272)
  Foreign currency translation                    -           -             -            -           13,582        13,582
------------------------------------------------------------------------------------------------------------------------------
                                                                                                                 (124,690)

------------------------------------------------------------------------------------------------------------------------------
Balance, May 31, 1997                             3           1             -     (138,272)          13,582      (124,689)

Common shares issued to founders
  and others at $0.001                    4,210,090       4,210             -            -                -         4,210

Common shares issued at $1.00
net of share issue costs                    668,154         668       469,887            -                -       470,555

Common shares issued at $1.00 on
  conversion of share subscriptions         605,000         605       604,395            -                -       605,000

Comprehensive income (loss):
  Loss                                            -           -             -     (293,239)               -      (293,239)
  Foreign currency translation                    -           -             -            -           (7,294)       (7,294)
------------------------------------------------------------------------------------------------------------------------------
                                                                                                                 (300,533)

------------------------------------------------------------------------------------------------------------------------------
Balance, May 31, 1998                     5,483,247       5,484     1,074,282     (431,511)           6,288       654,543

Common shares issued on
  November 30, 1998 at $3.25
  net of share issue costs                   36,300          36        96,726            -                -        96,762

Comprehensive income (loss):
  Loss                                            -           -             -     (726,055)               -      (726,055)
  Foreign currency translation                    -           -             -            -           17,038        17,038
------------------------------------------------------------------------------------------------------------------------------
                                                                                                                 (709,017)

------------------------------------------------------------------------------------------------------------------------------
Balance, May 31, 1999                     5,519,547       5,520     1,171,008   (1,157,566)          23,326        42,288

Common shares issued on
  April 17, 2000 at $3.25
  net of share issue costs                  307,610         308       967,335            -                -       967,643

Common shares issued on
  May 10, 2000 at $3.25 on
  conversion of share
  subscriptions                              19,302          19        62,712            -                -        62,731

Comprehensive income (loss):
  Loss                                            -           -             -     (508,835)               -      (508,835)
  Foreign currency translation                    -           -             -            -            9,978         9,978
------------------------------------------------------------------------------------------------------------------------------
                                                                                                                 (498,857)

------------------------------------------------------------------------------------------------------------------------------
Balance, May 31, 2000                     5,846,459    $  5,847   $ 2,201,055  $(1,666,401)    $     33,304   $   573,805
------------------------------------------------------------------------------------------------------------------------------






L.O.M. MEDICAL INTERNATIONAL INC.
(A Development Stage Enterprise)

Consolidated   Statements  of  Stockholders'  Equity  and  Comprehensive  Income
(continued)
$ United States

Period from inception on March 17, 1997 to November 30, 2001

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
                                             Shares      Amount       Capital         Stage          Income         Equity
------------------------------------------------------------------------------------------------------------------------------

Balance, May 31, 2000,
  carried forward                         5,846,459    $  5,847   $ 2,201,055  $(1,666,401)    $     33,304   $   573,805

Common shares issued on
  September 22, 2000 for
  cash at $3.25 net of share
  issue costs                               249,271         250       726,654            -                -       726,904

Common shares issued on
  December 19, 2000 at $3.25
  on conversion of share
  subscriptions                              57,081          57       185,456            -                -       185,513

Compensation costs for
  stock options issued for
  services (note 5(b))                            -           -       295,269            -                -       295,269

Comprehensive loss:
  Loss                                            -           -             -   (1,216,128)               -    (1,216,128)
  Foreign currency translation                    -           -             -            -                -             -
------------------------------------------------------------------------------------------------------------------------------
                                                                                                               (1,216,128)

------------------------------------------------------------------------------------------------------------------------------
Balance, May 31, 2001                     6,152,811    $  6,154   $ 3,408,434  $(2,882,529)    $     33,304   $   565,363

Common shares issued on
  August 31, 2001 at $3.25
  on conversion of share
  subscriptions                               6,800           7        22,093            -                -        22,100

Common shares issued for cash
  on October 11, 2001 at $3.25               38,211          38       110,245            -                -       110,283

Comprehensive loss:
  Loss                                            -           -             -     (607,860)               -      (607,860)
  Foreign currency translation                    -           -             -            -                -             -
------------------------------------------------------------------------------------------------------------------------------
                                                                                                                 (607,860)
------------------------------------------------------------------------------------------------------------------------------
                                          6,197,822       6,198     3,540,773   (3,490,389)          33,304        89,886

Shares rescinded and retained
  as treasury stock (note 3)                (99,933)       (100)     (257,848)           -                -      (257,948)

Shares returned and retained
  as treasury stock (note 3)                 (1,000)         (1)         (999)           -                -        (1,000)
------------------------------------------------------------------------------------------------------------------------------
Balance, November 30, 2001                6,096,889    $  6,097   $ 3,281,926  $(3,490,389)    $     33,304   $  (169,062)
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

1.   Significant accounting policies:

     a)   Going concern

          These financial statements have been prepared by management on the going concern basis in accordance with generally accepted accounting principles in the United States of America, which assumes the realization of assets and liquidation of liabilities and commitments in the normal course of business. As shown in the consolidated financial statements, to date, the Company has generated no revenues and has accumulated a deficit since inception of $3,490,389. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern is dependent on its ability to generate future profitable operations and receive continued financial support from its stockholders and other investors.

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

     b)   Basis of presentation

          The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All significant inter-company balances and transactions have been eliminated.

          The financial information presented as at November 30, 2001, for the three and six months ended November 30, 2001 and 2000 and for the period from inception (March 17, 1997) to November 30, 2001 is unaudited, however, in the opinion of management, all adjustments (consisting solely of normal recurring items) necessary for the fair presentation of these unaudited amounts in conformity with accounting principles generally accepted in the United States of America have been made. These unaudited interim consolidated financial statements should be read in conjunction with the annual consolidated financial statements for the year ended May 31, 2001 filed under Form 10-KSB.

     c)   Management estimates

          The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

L.O.M. MEDICAL INTERNATIONAL INC.
(A Development Stage Enterprise)

Notes to Consolidated Financial Statements
($ United States)

(Unaudited)

--------------------------------------------------------------------------------

2.   Share subscriptions

     During the six months ended November 30, 2001 the Company received share subscriptions for 5,020 common shares at $3.25 per share for net proceeds of $16,315 and 55,000 shares at $2.41 per share for net proceeds of $132,550. The subscription proceeds were received by the Company prior to December 1, 2001.


3.   Contingent liability:

     The Company has been engaged in discussions with staff of the British Columbia Securities Commission (the "BCSC") concerning the distribution of the Company's common stock to certain residents of British Columbia. Staff of the BCSC has taken the position that the distribution of certain shares may not have, in all circumstances, satisfied the prospectus exemption requirements under the Securities Act (British Columbia). In order to resolve the concerns of staff of the BCSC, the Company has agreed to make an offer of rescission (the "Rescission Offer") to purchasers of its common stock residing in British Columbia. The Company mailed the Rescission Offer in early August 2001 and such Rescission Offer was open for acceptance to November 30, 2001. Under the Rescission Offer, the recipient may elect to retain their shares in the Company or to rescind their original purchase and return the shares to the Company and receive from the Company, the purchase price originally paid for the shares. Stockholders who acquired 99,933 common stock from the Company for aggregate proceeds of approximately $257,948, exercised their right of rescission. As of November 30, 2001 the company has paid $21,026 of the $257,948. The remaining $236,922 is included in accounts payable and accrued liabilities on the consolidated balance sheet. These shares were being held in treasury as at November 30, 2001.

     During the six months ended November 30, 2001, a shareholder, not entitled to the rescission offer, holding 1,000 common shares with a cost of $1,000 requested that the Company accept the return of their shares. The Company accepted the return of the shares and repaid the original subscription price of $1,000 to the shareholder. These shares were being held in treasury as at November 30, 2001.

Item 2. Management's Discussion and Analysis or Plan of Operation

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

Our Development
---------------

L.O.M. Medical International Inc. was incorporated in the State of Delaware on March 17, 1997. Our executive offices are located at #3-1482 Springfield Road, Kelowna, B. C., Canada V1Y 5V3. Our telephone number is 250.762.7552.

For purposes of clarification, all dollar amounts specified in this Quarterly Report of Form 10-QSB are currency of the United States. Anytime the symbol "CDN" is used, it refers to the currency of Canada.

Our Business
------------

We were incorporated for the purpose of researching and developing health care products. Our goal is to become an innovator and provider of a retractable syringe ("Syringe") and related products and technologies to the health care market. We have successfully patented and licensed products in 70 countries including the United States and Canada and continue to maintain these patents. We plan to develop new and improved products and provide the health care industry with better, safer products throughout the world.

The Retractable Syringe
-----------------------

We believe the Syringe will change standard disposal methods for used syringes. The Syringe has been developed to function as a standard hypodermic syringe that we believe is safer to the caregiver or health care worker. We believe that the Syringe's unique design will allow health care providers to avoid direct contact with used needles. The Syringe is covered by United States Patent No. 5,868,713 dated February 9, 1999, and international patents have been filed in 84 different countries.

Once the needle of the Syringe is injected, the user simply has to press the plunger top gently with his or her thumb to automatically retract the needle into its own sealed chamber. The needle is now hidden where it remains locked in place and cannot be used again. The Syringe does not require a health care worker to use both hands to retract the needle after it has been used and withdrawn from the patient. The Syringe will be produced in standard industry sizes from 1CC to 20 CC, inclusive.

We intend to promote the Syringe as a safer and less risk-oriented instrument for hospital staff and health care workers. We are optimistic that doctors, nurses, and other health care workers will recognize and appreciate the safety features of the Syringe because of its ease of "use-and-disposal" and its unique "contamination-prevention" characteristics. We currently have no contracts to sell the Syringe and there are no guarantees as to the timing of any such contracts in the future.

We anticipate that the products and technologies that we develop will be offered to distributors on a worldwide basis, with an initial emphasis in Canada and the United States. We hope that our new product and technology ideas will be generated through active dialogues among our potential customers and our network of scientific advisors. We also hope to participate in national and international conferences and generate reviews in selected scientific literature.

We interact with a network of scientific advisors within the industry, including members of academic institutions, as well as potential customers. We anticipate that these relationships will enable us to identify the specialized needs of those potential customers and provide innovative and commercially acceptable products and technologies. At this time, our relationships with scientific advisors and academic institutions are limited to advisory relationships. We anticipate testing the Syringe in conjunction with teaching universities in Canada, Britain, and other constituents of the United Kingdom.

Our engineering personnel continue to perform design refinements regarding the Syringe, and, as a result, we have been able to reduce parts and enhance the Syringe's gas cell. This, in turn, simplifies the manufacturing and reduces production costs. Patent refinements on the Syringe and that gas cell are constantly being filed weekly.

B.C. Tech has completed 95 % of its contract to complete production of the prototype Syringe, as well as test units. We have received numerous prototypes from B.C. Tech for review and testing. This testing has resulted in enhancements to the Syringe and more design changes. These changes have delayed the delivery of the remaining units of the initial delivery of 5,000 units. We have received 200 units as of December 11, 2001.

We have contacted the Food and Drug Administration ("FDA"), and it has indicated that we will not have to have a pre-market approval for the Syringe before we move to the next phase.

We will continue our relationship with B.C. Tech Inc. and Philips Plastic Corporation. Currently we have molds that will produce 5,000 units of the Syringe. We are still within our budgeted $400,000.00 for this work. We have started interviewing various companies that will be able to construct the next series of molds for next 100,000 units.

We intend to satisfy our financial obligations pursuant to agreements to which we are a party during the next few months from existing cash resources. From our inception on March 17, 1997, to November 30, 2001, we have incurred $1,254,638 related to the development of the Syringe, including the proof of concept prototype and molds for the test syringes.

During the next 12 months, we plan to concentrate our efforts in the following:

     o Perform design refinements on the Syringe, in an effort to minimize parts and make manufacturing as simple and cost effective as possible;
     o    Selection of raw materials;
     o    Contact the FDA in anticipation of a 510K submission;
     o    Sterilization selection (E beam and Y beam); and
     o    Material compatibility.

During the next 12 months we anticipate increasing our staff as the prototype of the Syringe moves forward. Dr. Simon Wood has agreed to supervise our research and development department. Currently, he bills us on an hourly basis for work completed. There is no written contract with him at this time. We have contracted with Kevin Conway, a mid-level engineer for certain services. Mr. Conway performs subcontract work on an hourly basis. He is assisting with CAD-CAM requirements relating to the development of the Syringe.

We are not currently producing commercial quantities of products or currently supplying any services to any third parties. No assurance can be given that we will, on a timely basis, be able to make the transition from manufacturing testing quantities of the Syringe to commercial production quantities successfully or arrange for contract manufacturing.

We anticipate contracting for the first 2 years of commercial production of the Syringe. At the end of the second year of production, we anticipate engaging in significant discussions regarding the potential regarding the construction of our own production facility. We recognize that the construction of a production facility will be contingent upon us having reached our sales and profit projections. Negotiations to establish manufacturing facilities in Ireland have begun, but have not progressed beyond the preliminary discussions.

The Eye Care System
-------------------

We have invented and developed an insertion and storage device for contact lenses ("Eye Care System"), which is a method of handling and inserting contact lenses. We have developed the following components and solutions that will be used together with the Eye Care System insertion and storage products:

     o a medical inserter that will remove contact lenses in a medical emergency situation for use by hospital medical staff and paramedics;
     o    disposable and replacement inserter ends;
     o    additional storage cups and caps; and
     o all soaking and disinfecting solutions that are to be used with the Eye Care System inserter.

The Eye Care System is designed so that the practitioner will no longer have direct hand or finger contact with the contact lens when fitting the patient. We believe that the design of the Eye Care System will reduce the risk of contamination and infection to the patient. We have developed a liquid cleaner for the Eye Care System that quickly cleans contact lenses. We have obtained FDA approval for the Eye Care System product.

We have completed market testing and believe that the Eye Care System was well received at the American Optometrists Association convention in Montreal, Canada, where approximately 30,000 units were distributed to opticians, optometrists and pharmacies. We have completed the formulation of contact lens solutions and copyrights covering these products. We have completed the design and labeling of the Eye Care System. We believe that the eye-care products are ready for marketing and distribution.

The target markets for the distribution for the Eye Care System product include, but are not necessarily limited to hospitals and clinics, including optometrists and opticians.

The Eye Care System products are currently produced in Canada. We own all of the necessary injection molds. We will contract for the production of components needed for the assembly and packaging of the Eye Care System products. The actual assembly and packaging will be contracted with a third party.

We have produced 33,000 units of our eye care inserters, which will be used for demonstrations. As such, we have not recorded those units as inventory on our balance sheet, but recorded those units as expenses in our income statement, as net realizable value is anticipated to be nothing. We currently have the ability to contract for the production of commercial quantities of our Eye Care System products. We currently have dies with an output capacity of 150,000 units. There is a second set of dies designed that will have a 300,000 unit capacity, which would allow the production of a total of 450,000 units of Eye Care System products per month.

We have FDA approval to market our line of eye care products in the United States and the necessary Canadian approval to market eye-care products in Canada. We are reviewing various contracts with third parties to market the Eye Care System in Canada, as well as the United States.

We continue to concentrate our activities on the production and launch of the Syringe. When that is finalized, we will implement our marketing plan for the Eye Care System products.

Skin Care Products
------------------

At this time we are reorganizing our approach to our skin care products. We will not be pursuing this area aggressively until we are producing the Syringe.

Genetic Patents
---------------

We are currently negotiating licensing agreements with the owners of various patents on genetic vectors. As of November 30, 2001, we have advanced $46,520 to date to pay for patents.

Business of Our Subsidiary
--------------------------

There has been no activity by our subsidiary this quarter. We anticipate that for the foreseeable future our subsidiary will be inactive.

Future Capital Requirements
---------------------------

We will require additional cash to implement our business strategies, including cash for payment of increased operating expenses. No assurance can be given, however, that we will have access to the capital markets in the future, or that financing will be available on acceptable terms to satisfy our cash requirements necessary to implement our business strategies. The inability to access the capital markets or obtain acceptable financing could have a material adverse effect on our results of operations and financial condition.

Our forecast of the period of time during which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary as a result of a number of factors.

We anticipate having to raise additional capital during the next 3 months in order to develop, promote, produce and distribute our proposed products. Such additional capital may be raised through additional public or private financings, as well as borrowings and other resources. To the extent that additional capital is raised from the sale of equity or equity-related securities, the issuance of those securities could result in dilution of our stockholders.

There can be no assurance that additional funding will be available on favorable terms, if at all. If adequate funds are not available within the next 3 months, we may be required to curtail operations significantly or to obtain funds by entering into arrangements with collaborative partners or others that may require us to relinquish rights to certain of our products that we would not otherwise relinquish.

Business Risks
--------------

We are exposed to a variety of business risks, some of which are inherent to all competitive commercial enterprises, and others that are specific to the medical products industry. We will continue to endeavor to limit all specific risk factors by our operations and financial strategies.

Financial Risks
---------------

Our business plans are aggressive in nature. Continued rapid expansion will consume valuable working capital and result in significant demand for cash from operations during the next few quarters. We expect that existing capital resources and contributions from profits will not be sufficient to fund our business plans as represented without receiving additional funds from external sources.

Business Cycles and Risks of Cost Overruns
------------------------------------------

The sale and implementation of our products involve a reasonable market penetration. Failure to secure reasonable market penetration could have adverse effects on our business, results of operations and its financial condition.

Fluctuations in Financial Results
---------------------------------

Our operating results will fluctuate, depending on factors such as the demand for products, the size and timing of contracts, new products and enhancements, price competition, changes in operating expenses and personnel and general economic factors. Therefore, actual financial results may vary significantly from those projected by us.

Third-Party Claims for Infringement
-----------------------------------

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

Dependence of Single Product Line
---------------------------------

Concentration of sales in a single product line for the medical health industry represents a substantial risk, should market conditions deteriorate.

Foreign Currency
----------------

Our business plans are primarily focused on the penetration in the United States and subsequently worldwide markets; therefore, we will be subject to the risk of foreign currency fluctuations.

Competition and Sales Channels
------------------------------

Several companies compete with us in the syringe market and there are a few competitors in the safety syringe market. Most are substantially larger and possess greater financial resources than we do. Our future success, however, relies on achieving superior product development by greater concentration on the needs of the market and faster response to evolving customer requirements. There can be no assurance, however, that competitors will not develop products superior to our products or achieve greater market acceptance due to marketing, sales channels or other factors.

Dependence on Large Distributors
--------------------------------

We will rely in part on business partners for the distribution of our products. This includes a few large distributors in the United States. We may be impacted by negative business cycles or events experienced by these distributors. This may result in a short or long term reduction in revenue.

Human Resource Risks and Growth
-------------------------------

Our success is largely dependent on the performance of its key employees. Failure to attract and retain key employees with necessary skills could have an adverse impact upon our growth and profitability. Our business is expected to increase rapidly during the next three years. This increase will result in substantial growth in the number of employees, the scope of our operating and financial systems and the geographic area of our operations. This increases the responsibilities for both existing and new management personnel. Our ability to support the projected growth of our business will be dependent upon having highly trained personnel in place to conduct pre-sales activities, product implementation and other customer support services. Our future operating results will depend on the ability of our key managers and employees to continue to implement and improve our operational, customer support and financial systems. There can be no assurance that we will be able to manage any future expansion successfully, and, if we cannot, this could adversely affect the results of our operations and our financial condition.

Production and Quality Control
------------------------------

The manufacturing of products involves a number of steps and requires compliance with stringent quality control specifications imposed on us by various regulators. We may not be able to replace manufacturing capacity quickly, if we were unable to use our manufacturing facilities as a result of a fire, natural disaster (including earthquake), equipment failure or other difficulty, or if such facilities are deemed not in compliance with the various regulators' requirements and the non-compliance could not be rapidly rectified. The inability or reduced capacity to manufacture or have manufactured any of our products would have a material adverse effect on the business and results of operations.

Government Standards and Regulations
------------------------------------

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

Product Liability Risk
----------------------

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

We face an inherent business risk of exposure to product liability and other claims, in the event that the development or use of our technology or products is alleged to have resulted in adverse effects. That risk exists even with respect to those products that are manufactured in licensed and regulated facilities or that otherwise possess regulatory approval for commercial sale. There can be no assurance that we will avoid significant product liability exposure. There can be no assurance that insurance will be available in the future on commercially reasonable terms, or at all, or that such insurance will be adequate to pay potential product liability claims or that a loss of insurance or the assertion of a product liability claim or claims would not materially adversely affect our business, financial condition and results of operations.

Although  we have  taken,  and  will  continue  to  take,  what we  believe  are
appropriate  precautions,   there  can  be  no  assurance  that  we  will  avoid
significant liability exposure. An inability to obtain product liability insurance at acceptable cost or to otherwise protect against potential product liability claims could prevent or inhibit the commercialization of our products. A product liability claim could have a material adverse effect on our business, financial condition and results of operations.

Liquidity
---------

We believe we have raised enough capital to allow us to meet the financial obligations for a period of at least 3 months from November 30, 2001. However, the forecast for the period of time during which the financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could fail as a result of a number of factors.

We had cash resources of $358,381 at November 30, 2001. At May 31, 2001, we had cash resources of $741,152. At November 30, 2001, total current assets of were $398,764 and total current liabilities of $344,045. At November 30, 2001, total current assets exceeded total current liabilities by $54,719. At May 31, 2001, total current assets were of $790,713 and total current liabilities of $112,083. At May 31, 2001, total current assets exceeded total current liabilities by $678,630. Because we are not generating any revenues, our only external source of liquidity is the sale of our capital stock. We have no contractual obligations for capital purchases or any other commitments.

Results of Operations
---------------------

We have not yet realized any revenues from operations. The net loss from operations from March 17, 1997 (inception) to November 30, 2001, was $3,490,389. The net loss for the 6-month period ended November 30, 2001, was $607,860 compared to a loss of $354,555 for the 6-month period ended November 30, 2000. The net loss for the 12-month period ended May 31, 2001, was $1,216,128. Such losses were primarily the result of product development and operational expenditures.

In the current 3 month period the losses have increased compared to the prior comparable period because we are now funding the development of the Syringe. During the 6-month period ending November 30, 2001, we have paid out $379,218 with regards to developing the Syringe, including a prototype compared to $168,579 incurred during the 6 months ending November 30, 2000. We have incurred $64,259 in legal and accounting fees for the 6-month period ending November 30, 2001 compared to $77,615 for the 6-month period ending November 30, 2000. Consulting fees for the 6-month period ending November 30, 2001 were $95,737 compared to $66,458 for the 6-month period ending November 30, 2000, respectively.

For the 6-month period ended November 30, 2001, capital stock and additional paid in capital have decreased by $126,565 since May 31, 2001. This is due to our rescission of shares of our common stock for the amount of $257,948, cancellation of $1,000 in shares of our common sock and additional shares issued for the amount of $110,283 this quarter and $22,100 for shares of our common stock paid for last quarter and issued this quarter.


                                     Part II


Item 1. Legal Proceedings

Litigation Involving Our Subsidiary.
------------------------------------

Our subsidiary had been named in small claims court as a defendant in litigation regarding certain architectural drawings. The claim relates to allegedly excessive charges of approximately CDN $5,000 that was invoiced to our subsidiary without approval. The matter has been settled for CDN $13,000.

British Columbia Securities Commission Rescission Offer.
--------------------------------------------------------

As of November 30, 2001, stockholders holding 99,933 shares of our common stock with a paid up capital of $257,948 have exercised their right of rescission. As of November 30, 2001, $21,026 had been paid by us regarding the rescission offer, leaving $236,922 remaining to be paid, which has been recorded in our accounts payable and accrued liabilities.

Item 2. Changes in Securities

Warrants.
---------

We have offered to all shareholders of record at June 30 2001, one warrant for every 2 shares held by each shareholder. Each warrant entitles the holder of such warrant to purchase one share of our common stock for $5.00 per share. Each warrant expires by its own terms 90 days after the first transaction in our common stock occurs on a public market

Stock  Options.  Our Board of Directors  has adopted a stock option plan ("Stock
---------------
Option Plan"). The Stock Option Plan is designed to retain qualified and competent officers, employees and directors of the Company. Our Board of Directors, or a committee thereof, shall administer the Stock Option Plan and is authorized, in its sole and absolute discretion, to grant options to all of our eligible employees, officers and directors (whether or not employed by us).
During the year ended May 31, 2001, 340,417 stock options were granted in accordance with the Stock Option Plan. Under SFAS 123, a compensation cost of $295,269 has been recorded for those options issued to consultants. Options granted pursuant to the Stock Option Plan will be exercisable within the period specified in the respective stock option agreements. Options granted under the Stock Option Plan will not be exercisable after the expiration of ten (10) years from the date of grant for shareholders with less than 10% ownership and five
(5) years for shareholders with 10% or more share ownership. The Stock Option Plan will also authorize us to make loans to optionees to enable them to exercise their options.

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to Vote of Security Holders

None

Item 5.

Form 3 filed this quarter for Cliff Mandel, new director.

Item 6. Exhibits and Reports on Form 8-K

Form 8-K filed this quarter for Cliff Mandel as a new director.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:   January 10, 2002                  L.O.M. Medical International, Inc.


                                        By:      _______________________________
                                                 John Klippenstein
                                        Its:     President