Form 10QSB
period 2002-02-28
L O M MEDICAL INTERNATIONAL INC
filed 2002-04-12
CIK 1065502

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


(MARK ONE)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 2002

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO


COMMISSION FILE NUMBER:


                       L.O.M. MEDICAL INTERNATIONAL, INC.
        (Exact name of small business issuer as specified in its charter)

DELAWARE                                                     98-0178784
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)


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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date. As of February 28, 2002, there were 6,155,409 shares of the issuer's $.001 par value common stock issued and outstanding.

                                     PART I

Item 1. Financial Statements
----------------------------
















                               Consolidated Financial Statements of


                               L.O.M. MEDICAL INTERNATIONAL INC.

                               (A Development Stage Enterprise)

                               Nine months ended February 28, 2002

                               (Unaudited)

L.O.M. MEDICAL INTERNATIONAL INC.
(A Development Stage Enterprise)

Consolidated Balance Sheets
$ United States

February 28, 2002 and May 31, 2001

==============================================================================================================
                                                                              February 28,          May 31,
                                                                                      2002             2001
                                                                               (Unaudited)
--------------------------------------------------------------------------------------------------------------

Assets

Current assets:
     Cash and cash equivalents                                              $      194,171    $     741,152
     Amounts receivable                                                             33,951           48,106
     Prepaid expenses                                                               10,201            1,455
--------------------------------------------------------------------------------------------------------------
                                                                                   238,323          790,713

Advances and deposits                                                               63,823          161,415

Fixed assets                                                                        32,303           40,809

Patent costs                                                                         5,210            8,336

--------------------------------------------------------------------------------------------------------------
                                                                            $      339,659    $   1,001,273
==============================================================================================================

Liabilities and Stockholders' Equity (Deficiency)

Current liabilities:
     Accounts payable and accrued liabilities                               $      271,163    $     112,083

Minority interest                                                                  274,613          301,727

Share subscriptions (note 2)                                                        45,926           22,100

Stockholders' equity (deficiency):
     Capital stock
       5,000,000 preferred shares with a par value of $0.001 per
         share authorized
       50,000,000 common shares with a par value of $0.001 per
         share authorized, 6,155,409 issued, net of treasury stock of
         83,731 (May 31, 2001 - nil) (May 31, 2001 -  6,152,811 issued)              6,156            6,154
     Additional paid-in capital                                                  3,425,857        3,408,434
     Deficit accumulated during the development stage                           (3,717,360)      (2,882,529)
     Accumulated other comprehensive income                                         33,304           33,304
--------------------------------------------------------------------------------------------------------------
                                                                                  (252,043)         565,363

--------------------------------------------------------------------------------------------------------------
                                                                            $      339,659    $   1,001,273
==============================================================================================================

See accompanying notes to consolidated financial statements

L.O.M. MEDICAL INTERNATIONAL INC.
(A Development Stage Enterprise)

Consolidated Statements of Loss
$ United States

Nine months ended February 28, 2002 and 2001 and period from inception (March
17, 1997) to February 28, 2002
(Unaudited)

======================================================================================================
                                                   From inception     Nine months ended, February 28,
                                                 (March 17, 1997)     --------------------------------
                                             to February 28, 2002            2002                2001
------------------------------------------------------------------------------------------------------

Expenses:
     General and administration                $        2,580,328   $     459,279       $     654,625
     Research and development                           1,258,583         383,163             285,047
------------------------------------------------------------------------------------------------------
                                                        3,838,911         842,442             939,672

------------------------------------------------------------------------------------------------------
Loss, before other income                              (3,724,911)       (728,442)           (939,672)

Other income:
     Interest income                                      121,551           7,611              42,150

------------------------------------------------------------------------------------------------------
Loss                                           $       (3,717,360)  $    (834,831)      $    (897,522)
======================================================================================================

Weighted average number of common shares,
   basic and diluted                                    4,945,946       6,154,380           6,004,925

Loss per common share, basic and diluted       $            (0.75)  $       (0.14)      $       (0.15)
======================================================================================================

See accompanying notes to consolidated financial statements

L.O.M. MEDICAL INTERNATIONAL INC.
(A Development Stage Enterprise)

Consolidated Statements of Loss
$ United States

Three months ended February 28, 2002 and 2001
(Unaudited)

============================================================================
                                                      2002             2001
----------------------------------------------------------------------------

Expenses
     General and administration             $      223,502    $     440,068
     Research and development                        3,945          116,468
----------------------------------------------------------------------------
                                                   227,447          556,536

----------------------------------------------------------------------------
Loss, before other income                         (227,447)        (556,536)

Other income
     Interest income (expense)                         476           13,569

----------------------------------------------------------------------------
Loss                                        $     (226,971)    $   (542,967)
============================================================================


Weighted average number of common shares,
   basic and diluted                             6,129,467        6,072,810

Loss per common share, basic and diluted    $        (0.04)    $      (0.09)

============================================================================

See accompanying notes to consolidated financial statements

L.O.M. MEDICAL INTERNATIONAL INC.
(A Development Stage Enterprise)

Consolidated Statements of Cash Flows
($ United States)

Nine months ended February 28, 2002 and 2001 and period from inception (March
17, 1997) to February 28, 2002
(Unaudited)

==============================================================================================================================
                                                                         From inception        Nine months ended February 28,
                                                                       (March 17, 1997)        -------------------------------
                                                                   to February 28, 2002               2002               2001
------------------------------------------------------------------------------------------------------------------------------

Operating activities
   Loss for the period                                               $       (3,717,360)     $    (834,831)      $   (897,522)

   Items not involving cash
     Amortization                                                                80,464             13,910             14,296
     Gain on sale of fixed assets                                               (2,659)                  -                  -
     Write down of product rights and patent costs                              374,128                  -                  -
     Compensation cost of stock options issued
       for services                                                             295,269                  -            295,269
     Foreign exchange gain on redeemable preferred
       shares                                                                   (27,114)           (27,114)                 -
     Write-down of advances and deposits                                        114,000            114,000                  -

   Changes in non-cash working capital
     Amounts receivable                                                         (33,951)            14,155             (6,479)
     Prepaid expenses                                                           (10,201)            (8,746)               347
     Accounts payable and accrued liabilities                                    54,566            (57,517)            16,294
------------------------------------------------------------------------------------------------------------------------------
                                                                             (2,872,858)          (786,143)          (577,795)
Financing activities
     Issuance of capital stock                                                2,525,223            259,148            466,901
     Common shares rescinded or repurchased                                     (47,226)           (47,226)                 -
     Proceeds from subscriptions for shares                                     921,270             45,926            226,203
------------------------------------------------------------------------------------------------------------------------------
                                                                              3,399,267            257,848            693,104
Investing activities
     Advances and deposits                                                     (177,823)           (16,408)          (103,155)
     Proceeds on disposition of fixed assets                                      6,189                  -                  -
     Acquisition of fixed assets                                               (103,508)            (2,278)            (5,864)
     Acquisition of product rights                                              (90,577)                 -                  -
------------------------------------------------------------------------------------------------------------------------------
                                                                               (365,719)           (18,686)          (109,019)

Effects of change in exchange rates on cash and cash equivalents                 33,481                  -                  -
------------------------------------------------------------------------------------------------------------------------------
Increase (decrease) in cash and cash equivalents                                194,171           (546,981)             6,290

Cash and cash equivalents, beginning of period                                        -            741,152            959,318

------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                             $          194,171      $     194,171       $    965,608
==============================================================================================================================











L.O.M. MEDICAL INTERNATIONAL INC.
(A Development Stage Enterprise)

Consolidated Statements of Cash Flows (continued)
($ United States)

Nine months ended February 28, 2002 and 2001 and period from inception (March
17, 1997) to February 28, 2002
(Unaudited)

=================================================================================================================================

Supplementary information
   Interest paid                                                     $                -      $           -       $          -
   Income taxes paid                                                                  -                  -                  -
Non-cash financing and investing activities
   Issuance of redeemable preferred shares for product rights                   309,677                  -                  -
   Common shares issued for conversion of share subscriptions                   875,344             22,100            185,513
   Compensation cost of stock options issued for services                       295,269                  -            295,269
   Unpaid amount related to rescinded shares (note 3)                           216,597            216,597                  -
=================================================================================================================================

See accompanying notes to consolidated financial statements

L.O.M. MEDICAL INTERNATIONAL INC.
(A Development Stage Enterprise)

Consolidated Statement of Stockholders' Equity (deficiency) and Comprehensive Loss
$ United States

Period from inception (March 17, 1997) to February 28, 2002

===========================================================================================================================
                                              Capital Stock                         Deficit
                                         ----------------------                 Accumulated     Accumulated
                                             Number                Additional    During the           Other          Total
                                          of Common                   Paid in   Development   Comprehensive  Stockholders'
                                             Shares      Amount       Capital         Stage          Income         Equity
---------------------------------------------------------------------------------------------------------------------------

Common shares issued on incorporation             3  $        1  $          -  $         -   $            -  $           1

Comprehensive income (loss):
  Loss                                            -           -             -     (138,272)               -       (138,272)
  Foreign currency translation                    -           -             -            -           13,582         13,582
---------------------------------------------------------------------------------------------------------------------------
                                                                                                                  (124,690)

---------------------------------------------------------------------------------------------------------------------------
Balance, May 31, 1997                             3           1             -     (138,272)          13,582       (124,689)

Common shares issued to founders
  and others at $0.001                    4,210,090       4,210             -            -                -          4,210

Common shares issued at $1.00
  net of share issue costs                  668,154         668       469,887            -                -        470,555

Common shares issued at $1.00 on
  conversion of share subscriptions         605,000         605       604,395            -                -        605,000

Comprehensive income (loss):
  Loss                                            -           -             -     (293,239)               -       (293,239)
  Foreign currency translation                    -           -             -            -           (7,294)        (7,294)
---------------------------------------------------------------------------------------------------------------------------
                                                                                                                  (300,533)

---------------------------------------------------------------------------------------------------------------------------
Balance, May 31, 1998                     5,483,247       5,484     1,074,282     (431,511)           6,288        654,543

Common shares issued on
  November 30, 1998 at $3.25
  net of share issue costs                   36,300          36        96,726            -                -         96,762

Comprehensive income (loss):
  Loss                                            -           -             -     (726,055)               -       (726,055)
  Foreign currency translation                    -           -             -            -           17,038         17,038
---------------------------------------------------------------------------------------------------------------------------
                                                                                                                  (709,017)

---------------------------------------------------------------------------------------------------------------------------
Balance, May 31, 1999                     5,519,547       5,520     1,171,008   (1,157,566)          23,326         42,288

Common shares issued on
  April 17, 2000 at $3.25
  net of share issue costs                  307,610         308       967,335            -                -        967,643

Common shares issued on
  May 10, 2000 at $3.25 on
  conversion of share
  subscriptions                              19,302          19        62,712            -                -         62,731

Comprehensive income (loss):
  Loss                                            -           -             -     (508,835)               -       (508,835)
  Foreign currency translation                    -           -             -            -            9,978          9,978
---------------------------------------------------------------------------------------------------------------------------
                                                                                                                  (498,857)
---------------------------------------------------------------------------------------------------------------------------
Balance, May 31, 2000                     5,846,459  $    5,847  $  2,201,055  $(1,666,401)  $       33,304  $     573,805
===========================================================================================================================





L.O.M. MEDICAL INTERNATIONAL INC.
(A Development Stage Enterprise)

Consolidated Statements of Stockholders' Equity and Comprehensive Income
(continued)
$ United States

Period from inception (March 17, 1997) to February 28, 2002

===========================================================================================================================
                                              Capital Stock                         Deficit
                                         ----------------------                 Accumulated     Accumulated
                                             Number                Additional    During the           Other          Total
                                          of Common                   Paid in   Development   Comprehensive  Stockholders'
                                             Shares      Amount       Capital         Stage          Income         Equity
---------------------------------------------------------------------------------------------------------------------------

Balance, May 31, 2000,
  carried forward                         5,846,459  $    5,847  $  2,201,055  $(1,666,401)  $     33,304    $     573,805

Common shares issued on
  September 22, 2000 for
  cash at $3.25 net of share
  issue costs                               249,271         250       726,654            -                -        726,904

Common shares issued on
  December 19, 2000 at $3.25
  on conversion of share
  subscriptions                              57,081          57       185,456            -                -        185,513

Compensation costs for
  stock options issued for
  services (note 5(b))                            -           -       295,269            -                -        295,269

Comprehensive loss:
  Loss                                            -           -             -   (1,216,128)               -     (1,216,128)
  Foreign currency translation                    -           -             -            -                -              -
---------------------------------------------------------------------------------------------------------------------------
                                                                                                               (1,216,128)
---------------------------------------------------------------------------------------------------------------------------
Balance, May 31, 2001                     6,152,811  $    6,154  $  3,408,434  $(2,882,529)  $       33,304  $     565,363

Common shares issued on
  August 31, 2001 at $3.25
  on conversion of share
  subscriptions                               6,800           7        22,093            -                -         22,100

Common shares issued for cash
  on October 11, 2001 at $3.25               38,211          38       110,245            -                -        110,283

Common shares issued for cash
  on January 10, 2002 at $3.25                5,020           5        16,310            -                -         16,315

Common shares issued for cash
  on January 10, 2002 at $2.41               55,000          55       132,495            -                -        132,550

Shares rescinded and cancelled
  on February 22, 2002                      (18,702)        (19)      (46,207)           -                -        (46,226)









L.O.M. MEDICAL INTERNATIONAL INC.
(A Development Stage Enterprise)

Consolidated Statements of Stockholders' Equity and Comprehensive Income
(continued)
$ United States

Period from inception (March 17, 1997) to February 28, 2002

===========================================================================================================================
                                              Capital Stock                         Deficit
                                         ----------------------                 Accumulated     Accumulated
                                             Number                Additional    During the           Other          Total
                                          of Common                   Paid in   Development   Comprehensive  Stockholders'
                                             Shares      Amount       Capital         Stage          Income         Equity
---------------------------------------------------------------------------------------------------------------------------

Comprehensive loss:
  Loss                                            -           -             -     (834,831)               -       (834,831)
---------------------------------------------------------------------------------------------------------------------------
                                          6,239,140       6,240     3,643,370   (3,717,360)          33,304        (34,446)

Shares rescinded and retained
  as treasury stock (note 3)                (82,731)        (83)     (216,514)           -                -       (216,597)

Shares repurchased and retained
  as treasury stock (note 3)                 (1,000)         (1)         (999)           -                -         (1,000)

---------------------------------------------------------------------------------------------------------------------------
Balance, February 28, 2002                6,155,409  $    6,156  $  3,425,857  $(3,717,360)    $     33,304  $    (252,043)
===========================================================================================================================

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

1.   Significant accounting policies:
-------------------------------------

     a)   Going concern

          These financial statements have been prepared by management on the going concern basis in accordance with accounting principles generally accepted in the United States of America, which assumes the realization of assets and liquidation of liabilities and commitments in the normal course of business. As shown in the consolidated financial statements, to date, the Company has generated no revenues, has a working capital deficiency and has accumulated a deficit since inception of $3,717,360. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern is dependent on its ability to generate future profitable operations and receive continued financial support from its stockholders and other investors. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

          Management's plans include generating future profitable operations from future sales of the retractable syringe as well as additional funding from stockholders in the form of additional share subscriptions. There can be no assurance that a market will develop for the retractable syringe or that additional share financings will be available. Failure to obtain adequate financing will cause the Company to curtail operations.

     b)   Basis of presentation

          The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All significant inter-company balances and transactions have been eliminated.

          The financial information presented as at February 28, 2002, for the three and nine months ended February 28, 2002 and 2001 and for the period from inception (March 17, 1997) to February 28, 2002 is unaudited, however, in the opinion of management, all adjustments (consisting solely of normal recurring items) necessary for the fair presentation of these unaudited amounts in conformity with accounting principles generally accepted in the United States of America have been made. These unaudited interim consolidated financial statements should be read in conjunction with the annual consolidated financial statements for the year ended May 31, 2001 filed under Form 10-KSB.

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

L.O.M. MEDICAL INTERNATIONAL INC.
(A Development Stage Enterprise)

Notes to Consolidated Financial Statements
($ United States)

(Unaudited)

================================================================================

2.   Share subscriptions

     During the nine months ended February 28, 2002, the Company received share subscriptions for 3,342 common shares at $3.25 per share for net proceeds of $10,862. 10,400 previously issued shares that had been rescinded and returned to the Company were resold at $2.41 per share for net proceeds of $25,064. A shareholder exercised an option to acquire 10,000 shares at $1.00 per share for net proceeds of $10,000. All subscription proceeds were received by the Company prior to February 28, 2002.


3.   Contingent liability:

     Stockholders who acquired 101,433 common stock from the Company for aggregate proceeds of approximately $262,823, exercised their right of rescission. As of February 28, 2002 the company has repaid $46,226 of the $262,823. The remaining $216,597 is included in accounts payable and accrued liabilities on the consolidated balance sheet. As of February 28, 2002, 18,702 of the 101,433 shares were cancelled and the remaining 82,731 shares are being held in treasury.


4.   Write down of advances and deposits:

     During the three months ended February 28, 2002, management re-evaluated the recoverability of advances and deposits and determined that $114,000 of the amount, relating to the Company's skin care products, was uncollectible. Accordingly, this amount has been written off and recorded as general and administrative expense in the consolidated statement of loss.

Item 2. Management's Discussion and Analysis or Plan of Operation
-----------------------------------------------------------------

THIS ANNUAL REPORT SPECIFIES FORWARD-LOOKING STATEMENTS OF OUR MANAGEMENT ("FORWARD-LOOKING STATEMENTS") INCLUDING, WITHOUT LIMITATION, FORWARD-LOOKING STATEMENTS REGARDING OUR EXPECTATIONS, BELIEFS, INTENTIONS AND FUTURE STRATEGIES. FORWARD-LOOKING STATEMENTS ARE STATEMENTS THAT ESTIMATE THE
HAPPENING OF FUTURE EVENTS AND ARE NOT BASED ON HISTORICAL FACTS. FORWARD-LOOKING STATEMENTS MAY BE IDENTIFIED BY THE USE OF FORWARD-LOOKING TERMINOLOGY, SUCH AS "COULD", "MAY", "WILL", "EXPECT", "SHALL", "ESTIMATE", "ANTICIPATE", "PROBABLE", "POSSIBLE", "SHOULD", "CONTINUE", "INTEND" OR SIMILAR TERMS, VARIATIONS OF THOSE TERMS OR THE NEGATIVE OF THOSE TERMS. THE FORWARD-LOOKING STATEMENTS SPECIFIED IN THIS QUARTERLY REPORT FOR THE 10-QSB HAVE BEEN COMPILED BY US ON THE BASIS OF ASSUMPTIONS MADE BY US AND CONSIDERED BY US TO BE REASONABLE. OUR FUTURE OPERATING RESULTS, HOWEVER, ARE IMPOSSIBLE TO PREDICT AND NO REPRESENTATION, GUARANTY, OR WARRANTY IS TO BE INFERRED FROM THOSE FORWARD-LOOKING STATEMENTS.

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

For purposes of clarification, all dollar amounts specified in this Quarterly Report on Form 10-QSB are in the currency of the United States. Anytime the symbol "CDN" is used, it refers to the currency of Canada.

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

B.C. Tech has completed 100 % of its contract to complete production of the prototype Syringe, as well as test units. We have received numerous prototypes from B.C. Tech for review and testing. This testing has resulted in enhancements to the Syringe and more design changes.

The LOM team has finalized the production design of the 3cc syringe, which has been reduced in size from the proto-type. The production molds will be modified for these size changes. The 1cc syringe final design selection will be determined in these next few weeks. The engineering team is currently working on production details for the syringe, which includes production equipment, sterilization methods, packaging methods, sub-contractors and material suppliers. We are currently finalizing the gas cell refinements for sizing and manufacturing.

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

To satisfy our financial obligations pursuant to agreements to which we are a party during the next few months we require additional cash resources. From our inception on March 17, 1997, to February 28, 2002, we have incurred $1,258,583 related to the development of the Syringe, including the proof of concept prototype and molds for the test syringes.

We are not currently producing commercial quantities of products or currently supplying any services to any third parties. No assurance can be given that we will, on a timely basis, be able to make the transition from manufacturing testing quantities of the Syringe to commercial production quantities successfully or arrange for contract manufacturing.

We anticipate contracting for the first 2 years of commercial production of the Syringe. At the end of the second year of production, we anticipate engaging in significant discussions regarding the potential construction of our own production facility. We recognize that the construction of a production facility will be contingent upon us having reached our sales and profit projections. Negotiations to establish manufacturing facilities in Ireland have begun, but have not progressed beyond the preliminary discussions.

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

Genetic Patents
---------------

We are currently negotiating licensing agreements with the owners of various patents on genetic vectors. As of February 28, 2002, we have advanced $54,020 to the patent owners.

Business of Our Subsidiary
--------------------------

Beginning January 1, 2002, payroll costs were substantially incurred by our subsidiary as part of its preliminary start up operations.

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

We anticipate having to raise additional capital during the next 3 months in order to develop, promote, produce and distribute our proposed products as well as satisfy our existing obligations. Such additional capital may be raised through additional public or private financings, as well as borrowings and other resources. To the extent that additional capital is raised from the sale of equity or equity-related securities, the issuance of those securities could result in dilution of our stockholders.

There can be no assurance that additional funding will be available on favorable terms, if at all. If adequate funds are not available within the next 3 months, we will be required to curtail operations significantly or to obtain funds by entering into arrangements with collaborative partners or others that may require us to relinquish rights to certain of our products that we would not otherwise relinquish.

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

Liquidity and Capital Resources
-------------------------------

We believe we have raised enough capital to allow us to meet our financial obligations for a period of at least 3 months from February 28, 2002, not including our current obligations, aggregating $216,597, under the British Columbia Security Commission rescission offer. However, this three-month forecast is a forward-looking statement that involves risks and uncertainties. Actual results could differ significantly as a result of these uncertainties as the forecast assumes on-going support from creditors, including the obligations under the rescission offer, and shareholders.

We had cash resources of $194,171 at February 28, 2002. At May 31, 2001, we had cash resources of $741,152. At February 28, 2002, total current assets of were $238,323 and total current liabilities of $271,163. At February 28, 2002, total current liabilities exceeded total current assets by $32,840. At May 31, 2001, total current assets were of $790,713 and total current liabilities of $112,083. At May 31, 2001, total current assets exceeded total current liabilities by $678,630. Because we are not generating any revenues, our only external source of liquidity is the sale of our capital stock. We have no contractual obligations for capital purchases or any other commitments at this time.

Management's plans include generating future profitable operations from future sales of the retractable syringe as well as additional funding from stockholders in the form of additional share subscriptions. There can be no assurance that a market will develop for the retractable syringe or that additional share financings will be available. Failure to obtain adequate financing will cause the Company to curtail operations.

Results of Operations
---------------------

We have not yet realized any revenues from operations. The loss from March 17, 1997 (inception) to February 28, 2002, was $3,717,360. The loss for the 9-month period ended February 28, 2002, was $834,831 compared to a loss of $897,522 for the 9-month period ended February 28, 2001. Such losses were primarily the result of product development and operational expenditures.

In the current 3 month period the loss has decreased compared to the prior comparable period because we are restricting outflow of funds until we have additional capitalization. During the 9-month period ending February 28, 2002, we have paid $383,163 with regards to developing the Syringe, including a prototype compared to $285,047 incurred during the 9-months ending February 28, 2001. We have incurred $89,046 in legal and accounting fees for the 9-month period ending February 28, 2002 compared to $138,286 for the 9-month period ending February 28, 2001. The reduction in legal and accounting fees of $49,240 is due mainly to legal fees incurred during 2001 relating to the rescission offer that were not incurred in 2002. Consulting fees for the 9-month period ending February 28, 2002 were $118,279 compared to $383,033 for the 9-month period ending February 28, 2001, respectively. The decrease in consulting fees is the result of the Company cutting costs due to restricted cash reserves.

For the 9-month period ended February 28, 2002, capital stock and additional paid in capital have increased by $17,425 since May 31, 2001.

                                     Part II


Item 1. Legal Proceedings
-------------------------

Litigation Involving Our Subsidiary.
------------------------------------

None

British Columbia Securities Commission Rescission Offer.
--------------------------------------------------------

As of February 28, 2002, stockholders holding 101,433 shares of our common stock with a paid up capital of $262,823 have exercised their right of rescission. As of February 28, 2002, $46,226 had been paid regarding the rescission offer, leaving $216,597 remaining to be paid, which has been recorded in our accounts payable and accrued liabilities.

Item 2. Changes in Securities
-----------------------------

Warrants.
---------

We have offered to all shareholders of record at June 30, 2001, one warrant for every 2 shares held by each shareholder. Each warrant entitles the holder of such warrant to purchase one share of our common stock for $5.00 per share. Each warrant expires 90 days after the first transaction in our common stock occurs on a public market

Stock  Options.  Our Board of Directors  has adopted a stock option plan ("Stock
---------------
Option Plan"). The Stock Option Plan is designed to retain qualified and competent officers, employees and directors of the Company. Our Board of Directors, or a committee thereof, shall administer the Stock Option Plan and is authorized, in its sole and absolute discretion, to grant options to all of our eligible employees, officers and directors (whether or not employed by us).
During the year ended May 31, 2001, 340,417 stock options were granted in accordance with the Stock Option Plan. Under SFAS 123, compensation cost of $295,269 has been recorded for those options issued to consultants. Options granted pursuant to the Stock Option Plan will be exercisable within the period specified in the respective stock option agreements. Options granted under the Stock Option Plan will not be exercisable after the expiration of ten (10) years from the date of grant for shareholders with less than 10% ownership and five
(5) years for shareholders with 10% or more share ownership. The Stock Option Plan will also authorize us to make loans to optionees to enable them to exercise their options.

Item 3.  Defaults Upon Senior Securities
----------------------------------------

None

Item 4.  Submission of Matters to Vote of Security Holders
----------------------------------------------------------

None


Item 5.
-------


Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:   March 15, 2002                    L.O.M. Medical International, Inc.


                                           By:      __________________________
                                                    John Klippenstein
                                           Its:     President