Form 10KSB
period 2002-05-31
L O M MEDICAL INTERNATIONAL INC
filed 2002-08-29
CIK 1065502

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, for the fiscal year ended May 31, 2002

                          Commission File No. 000-26089
                                              ---------

                       L.O.M. MEDICAL INTERNATIONAL, INC.
                       ----------------------------------
             (Exact name of registrant as specified in its charter)

DELAWARE                                                              98-0178784
--------------------------------------------------------------------------------
(State or other jurisdiction                (I.R.S. Employer Identification No.)
of incorporation or organization)

#3-1482 Springfield Road, Kelowna, British Columbia, Canada              V1Y 5V3
--------------------------------------------------------------------------------
(Address of registrant's principal executive offices)                 (Zip Code)

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act). As of May 31, 2002, approximately $3,470,338

The number of shares outstanding of the issuer's only class of Common Stock, $.001 par value, was 6,178,446 on May 31, 2002.

Documents incorporated by reference. There are no annual reports to security holders, proxy information statements, or any prospectus filed pursuant to Rule 424 of the Securities Act of 1933 incorporated herein by reference.

Transitional Small Business Disclosure format (check one):
              Yes [ ]                No [X]

PART I.

Item 1.   Description of Business.
----------------------------------

Development of the Company.
---------------------------

L.O.M. Medical International Inc., a Delaware corporation ("Company" or "LOM"), was incorporated in the State of Delaware on March 17, 1997. Our executive offices are located at #3-1482 Springfield Road, Kelowna, B. C. Canada V1Y 5V3. The Company's telephone number is 250.762.7552.

For purposes of clarification, anytime the symbol "US" is used within this Annual Report of Form 10-KSB, it refers to the currency of the United States. Anytime the symbol "CDN" is used, it refers to the currency of Canada.

Business of the Company.
------------------------

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

The Retractable Syringe.
------------------------

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

Our engineering personnel continue to perform design refinements regarding the Syringe, and, as a result, we have been able to reduce parts and enhance the Syringe's gas cell. This, in turn, simplifies the manufacturing and reduces production costs. Patent refinements on the Syringe and that gas cell are constantly being updated.

B.C. Tech has completed 100 % of its contract to complete production of the prototype Syringe, as well as test units. We have received numerous prototypes from B.C. Tech for review and testing. This testing has resulted in enhancements to the Syringe and more design changes.

The LOM research and development team has finalized the production design of the 3cc syringe, which has been reduced in size from the proto-type. The production molds will be modified for these size changes. The designs of the .5cc, 1cc, 1.5cc, 5cc and the 10cc are ready for prototyping. The extensive designing of the syringe components have utilized the shared parts between all sizes, thus minimizing overall cost of total parts. The syringe assembly, packaging system and costing are nearing completion.

During the next 12 months we anticipate increasing our staff as the pre-production of the Syringe moves forward. Dr. Simon Wood has agreed to supervise our research and development department. Currently, he bills us on an hourly basis for work completed. There is no written contract with him at this time. We have contracted with Kevin Conway, a mid-level engineer for certain services. Mr. Conway performs subcontract work on an hourly basis. He is assisting with CAD-CAM requirements relating to the development of the Syringe.

To satisfy our financial obligations pursuant to agreements to which we are a party during the next few months we require additional cash resources. From our inception on March 17, 1997, to May 31, 2002, we have incurred $1,288,814 related to the development of the Syringe, including the proof of concept prototype and molds for the test syringes.

Over the next 12 months, we plan to focus our efforts in the following areas:

o Selection of raw materials for production;

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

The Eye Care System.
--------------------

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

Skin Care Products.
-------------------

At this time we are reorganizing our approach to the skin care line. We will not be pursuing this area aggressively until we have our Syringe production under way.

Genetic Patents.
----------------

We are currently in the first phase of licensing agreements with the owners of various patents on genetic vectors. As of May 31, 2002 we had advanced $54,680 to pay for patents characterized in our financial statements as advances and deposits. Given the uncertainty regarding the future recoverability of these advances we have written theses advances off during the year.

Business of the Company's Subsidiary.
-------------------------------------

There has been no activity in the subsidiary this quarter. For the foreseeable future the subsidiary will be inactive.

Government Regulation.
----------------------

United  States  Governmental  Regulation.  Virtually  all of our  products  will
----------------------------------------
require regulatory approval by governmental agencies prior to commercialization. We expect to research and develop products and technologies requiring rigorous pre-clinical and clinical testing and other approval procedures by the FDA and similar health authorities in foreign countries. Various federal statutes and regulations also govern or influence the manufacturing, safety, labeling, storage, record keeping and marketing of such products. The process of obtaining these approvals and the subsequent compliance with appropriate federal and foreign statutes and regulations requires the expenditure of substantial resources. The effect of government regulations may be to delay for a considerable period of time or even prevent the marketing of any product that we may develop and/or to impose costly procedures on our activities. Non-compliance with applicable requirements can result in, among other things, fines, injunctions, seizures of products, total or partial suspension of product marketing, failure of government to grant pre-market approval, withdrawal of marketing approvals, product recall and criminal prosecution.

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

Canadian Governmental Regulation.  In Canada, all products that require approval
--------------------------------
for marketing and sales must be submitted to the Health Production Branch Tunney's Pasture Ottawa ("Branch Tunney's"). Testing by Branch Tunney's includes the testing of:

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

Employees.  We currently have three employees and several  consultants on staff.
----------
We also  use  consultants  for  business,  accounting,  engineering,  and  legal services as required. Our management has experience and background in manufacturing medical products and obtaining patents internationally, as well as obtaining medical approvals worldwide.

Our three employees are Maria Klippenstein, John Klippenstein and Tia Isaak. Mrs. Klippenstein is the Secretary and Treasurer of our Company. Her day-to-day duties include monitoring accounts payable and receivable, reporting to our stock transfer agent, shareholder relations and reporting to our corporate securities attorney. Mr. Klippenstein is our President and Chief Executive Officer. He performs all the duties of that office. Ms. Isaak handles office administration and secretarial duties.

We have also hired Peter McFadden, Chartered Accountant as a consultant. Peter McFadden performs the duties of Chief Financial Officer of our Company. Mr. McFadden's day-to-day duties include corporate finances, accounting and communications with our auditors, corporate reporting and annual tax filings, financial reporting to our Board of Directors, corporate financial advising, organization and reporting on annual shareholder meetings, and corporate tax planning. Tanya Sedlacek also provides, as a subcontractor, accounting services to us. Finally, Kevin Conway provides us with engineering services on a subcontract basis.

LOM has also entered into a contract with Dr. Jeffrey Berg; Sr. Dr. Berg's duties include product analysis and strategic alliances with medical publications, product evaluation and reports, negotiating strategic alliances and brokerage liaisons.

Competition.  Competition  in the  medical  products  industry is intense and we
------------
expect the competition to increase. We will compete directly with other companies and businesses that have developed and are in the process of developing technologies and products which will be competitive with the products developed and offered by us. There can be no assurance that other technologies or products which are functionally equivalent or similar to our technologies and products have not been developed or are not in development. We expect that there are companies or businesses which may have developed or are developing such technologies and products as well as other companies and businesses which have the expertise which would encourage them to develop and market products directly competitive with those developed and marketed by us. Many of these competitors have greater financial and other resources, and more experience in research and development than us. To the extent that customers exhibit loyalty to the supplier that first supplies them with a particular product or technology, our competitors may have an advantage over us with respect to products and technologies first developed by such competitors. As a result of their size and breadth of their product offerings, certain of these competitors have been and will be able to establish managed accounts by which, through a combination of direct computer links and volume discounts, they seek to gain a disproportionate share of orders for health care products and technologies from prospective customers. Such managed accounts present significant competitive barriers to us. It is anticipated that we will benefit from our participation in niche research markets which, as they expand, may attract the attention of our competitors.

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

Item 2.   Description of Property.
----------------------------------

Property held by the Company. The Company holds no property at this time.
-----------------------------

The Company's  Facilities.  We lease office space located at 3-1482  Springfield
--------------------------
Road, Kelowna, Canada from Tech-Nacan Consultants ("Tech-Nacan"). Tech-Nacan is a company owned by John Klippenstein, the Company's President, Chief Executive Officer and a director, and Maria Klippenstein, Secretary and the Treasurer of the Company. We also lease office space at 885 Dunsmuir Street in Vancouver, Canada from an unrelated third party. In addition we lease storage space in Great Plains Industrial Park in Saskatchewan for the assembly and storage of the Lens-O-Matic product, from an unrelated third party. For the year ended May 31, 2001, we paid a total of US$45,227 toward the rental of our Kelowna and Vancouver offices. For the year ended May 31, 2002, we paid US$38,404 toward the rental of our Kelowna and Vancouver offices. With regard to the Great Plains storage we pay $155 CDN per month. The lease is from month -to-month. We are obligated to make future lease payments as follows:


          Year                                      Payment
          ----                                      -------
          2002                                      US$40,178
          2003                                      US$40,178
          2004                                      US$35,699
          2005                                      US$27,785


Item 3.   Legal Proceedings
---------------------------

British Columbia Securities Commission.
---------------------------------------

During the year ended May 31 2002, the Company engaged in discussions with staff of the British Columbia Securities Commission (the "BCSC") concerning the distribution of the Company's common stock to certain residents of British Columbia. Staff of the BCSC took the position that the distribution of certain shares may not have, in all circumstances, satisfied the prospectus exemption requirements under the Securities Act (British Columbia). In order to resolve the concerns of staff of the BCSC, the Company agreed to make an offer of rescission (the "Rescission Offer") to purchasers of its common stock residing in British Columbia. Stockholders who acquired 99,933 common shares from the Company for aggregate proceeds of $263,573 exercised their right of rescission. As of May 31, 2002, the Company has repaid $46,226 of the $263,573. The remaining $217,347 is included in accounts payable and accrued liabilities on the consolidated balance sheet. The Company intends to repay this amount by August 15, 2002. As of May 31, 2002, 18,702 of the 99,933 shares returned upon rescission were cancelled and the remaining 81,231 shares are held as treasury stock.

During 2002, two shareholders, not entitled to the rescission offer, holding 1,000 and 2,205 common shares with a cost of $1,000 and $6,851 respectively, requested that the Company accept the return of their shares. The Company accepted the return of the shares and repaid the original subscription price of $1,000 to one shareholder and has recorded a liability of $6,851, which is included in accounts payable and accrued liabilities for the other shareholder. All of these shares are held as treasury stock as at May 31, 2002.

There are no other security issues pending against the Company nor are any other such actions contemplated.


Item 4.   Submission of Matters to a Vote of Security Holders.
--------------------------------------------------------------

Within the last fiscal year, we did not submit any matters to a vote of security holders.

PART II.

Item 5.   Market for Common Equity and Related Stockholder Matters
------------------------------------------------------------------

Reports to Security  Holders.  We are a reporting  company with the Security and
-----------------------------
Exchange Commission ("Commission") and thus required to file those reports required by the Commission, including, but not limited to, an annual report to our security holders, which will include audited financial statements, as well as quarterly reports which will include management prepared, auditor reviewed, financial statements. The public may read and copy any materials filed with the Commission, including our Registration Statement on Form 10-KSB, and all exhibits, schedules and amendments thereto, at the Commission's Public Reference Room at 450 Fifth Street N.W., Washington, D.C. 20549. Copies of all or any part thereof may be obtained from such office after payment of fees prescribed by the Commission. The public may also obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330. The
Commission maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the Commission. The address of that site is http://www.sec.gov.

We are authorized to issue 50,000,000 shares of common stock, $0.001 par value, each share of common stock having equal rights and preferences, including voting privileges. We are also authorized to issue 5,000,000 shares of preferred stock with a par value of $0.001. As of May 31, 2002 6,178,446 shares of the Company's common stock were issued and outstanding. As of May 31, 2002, 4,000 of our subsidiaries redeemable preferred stock were issued and outstanding.

The shares of $0.001 par value common stock of the Company constitute equity interests in the Company entitling each shareholder to a pro rata share of cash distributions made to shareholders, including dividend payments. The holders of the Company's common stock are entitled to one vote for each share of record on all matters to be voted on by shareholders. There is no cumulative voting with respect to the election of directors of the Company or any other matter, with the result that the holders of more than 50% of the shares voted for the election of those directors can elect all of the directors. The holders of the Company's common stock are entitled to receive dividends when, as and if declared by our Board of Directors from funds legally available therefore; provided, however, that cash dividends are at the sole discretion of our Board of Directors. In the event of liquidation, dissolution or winding up of the Company, the holders of common stock are entitled to share ratably in all assets remaining available for distribution to them after payment of liabilities of the Company and after provision has been made for each class of stock, if any, having preference in relation to the Company's common stock. Holders of the shares of the Company's common stock have no conversion, preemptive or other subscription rights, and there are no redemption provisions applicable to the Company's common stock. All of the outstanding shares of the Company's common stock are duly authorized, validly issued, fully paid and non-assessable.

Dividend  Policy.  Any  payment of  dividends  will be at the sole and  absolute
-----------------
discretion of our Board of Directors and will depend upon earnings, financial condition, capital requirements, amount of indebtedness, contractual restrictions with respect to payment of dividends, and other factors. Any such dividends may be paid in cash, property or shares of the Company's capital stock. We have not paid any dividends since the Company's formation, and it is not probable that any dividends on the Company's common stock will be declared at any time in the foreseeable future. Any future dividends will be subject to the discretion of our Board of Directors, and will depend upon, among other things, the operating and financial condition of the Company, the Company's capital requirements and general business conditions. Therefore, there can be no assurance that any dividends on the Company's common stock will be paid in the future.

Sale of Securities.  During the fiscal year ended May 31, 2002, the Company sold
-------------------
121,470 shares of common stock pursuant to Regulation D and Rule 506 promulgated there under. During the fiscal year ended May 31, 2002, the Company rescinded 99,933 shares of common stock, of which 18,702 were cancelled and the remaining were held as treasury stock. The common stock was sold for $2.41 to $3.25 per share. The lower priced stock related to the stock that was rescinded and sold at the average rescission price. During the fiscal year ended May 31, 2002, the Company purchased 3,205 shares of its common stock. The Company sold to "accredited investors" only as that term is defined in Rule 501 of the Securities Exchange Act of 1934.

Stock  Options.  Our Board of Directors  has adopted a stock option plan ("Stock
---------------
Option Plan"). The Stock Option Plan is designed to retain qualified and competent officers, employees and directors of the Company. Our Board of Directors, or a committee thereof, shall administer the Stock Option Plan and is authorized, in its sole and absolute discretion, to grant options to all eligible employees of the Company, including officers and directors (whether or not employees) of the Company. During the year ended May 31, 2002, no stock options were granted under the Stock Option Plan (for further details, please refer to Note 5 of the consolidated financial statements attached hereto). Options granted pursuant to the Stock Option Plan will be exercisable within the period specified in the stock option agreement. Options granted under the Stock Option Plan will not be exercisable after the expiration of ten (10) years from the date of grant for shareholders with less than 10% ownership and five (5) years for shareholders with 10% or more share ownership. The Stock Option Plan will also authorize us to make loans to optionees to enable them to exercise their options.

Warrants.  We have  offered to all  shareholders  of record on May 31,  2001 one
---------
warrant for every two shares held by each shareholder. Each warrant entitles the holder of such warrant to purchase one share of our common stock for $5.00 per share. Each warrant expires by its own terms ninety days after the first transaction in the Company's shares occurs on the Over-the-Counter Bulletin Board.

As of May 31, 2002, there were 3,076,405 warrants outstanding. Each of these warrants expire by their own terms 90 days after the first trade of the Company's stock on the Over-the-Counter Bulletin Board. Each warrant grants the holder the right to purchase one share of the Company's common stock for US$5.00 per share. Each warrant was issued pursuant to Rule 506 of Regulation D promulgated by the Securities and Exchange Commission.


Item 6.   Management's Discussion and Analysis or Plan of Operation.
--------------------------------------------------------------------

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

General.
--------

We are not currently producing commercial quantities of our products nor are we currently supplying any services to any third parties. No assurance can be given that we will, in a timely fashion, be able to make the transition from manufacturing testing quantities of the Syringe to commercial production quantities successfully or be able to arrange for contract manufacturing.

We have produced 33,000 units of our eye care products. Our current production capacity does allow for the production of commercial quantities of our eye care products. We believe that we can increase our output to 150,000 units. We have designed a second set of dies that we believe will have a 300,000-unit capacity which would allow the production of a total of 450,000 units of our eye care products per month.

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

Future Capital Requirements.
----------------------------

We still require additional cash to implement our business strategies, including
cash  for  (i)  payment  of  increased   operating  expenses  and  (ii)  further
implementation of our business strategies.

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

We will have to raise additional capital over the next several months in order to develop, promote, produce and distribute our proposed products. Such additional capital may be raised through additional public or private financings, as well as borrowings and other resources. To the extent that additional capital is raised through the sale of equity or equity-related securities, the issuance of such securities could result in dilution of the stockholders.

If adequate funds are not available, we may be required to curtail operations significantly or to obtain funds through entering into arrangements with collaborative partners or others that may require us to relinquish rights to certain of our products. We believe we have raised enough capital to allow us to meet our financial obligations for a period of at least three (3) months from May 31, 2002. However, our forecast for the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could fail as a result of a number of factors.

Our auditors' report on our May 31, 2002 consolidated financial statements includes a paragraph explaining that we have generated no revenues, have a working capital deficiency and accumulated a deficit since inception of $3,934,228 which are factors, among others, that raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Business Risks.
---------------

Because of the nature of our business, the Company will be exposed to a variety of business risks, some of which are inherent to all competitive commercial enterprises and others that are specific to the medical products industry. We will attempt to limit all specific risk factors through our disciplined management of our operations and our financial strategies.

Financial Risks.
----------------

We believe that our business plans are aggressive in nature. Rapid business expansion and the results of our British Columbia rescission offer may consume valuable working capital and result in significant demand on cash flow from operations over the next few quarters. Management expects that existing capital resources will not be sufficient to fund the business plans as represented without assembling additional funds from external sources.

Business Cycles and Risks of Cost Overruns.
-------------------------------------------

The successful sale and implementation of our products will require reasonable market penetration. Failure to secure reasonable market penetration could have adverse effects on our business, results of operations and our financial condition.

Fluctuations in Financial Results.
----------------------------------

Our operating results will fluctuate, depending on factors such as the demand for products, the size and timing of contracts, new products and enhancements, price competition, changes in operating expenses and personnel and general economic factors. Therefore, actual financial results may vary significantly from those projected by us.

Third-Party Claims for Infringement.
------------------------------------

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

Dependence of Single Product Line.
----------------------------------

Concentration of sales in a single product line for the medical health industry represents a substantial risk should market conditions deteriorate.

Foreign Currency.
-----------------

Our business plan primarily focuses on product penetration into worldwide markets, therefore, we will be subject to the risk of foreign currency fluctuations.

Dependence on Large Distributors.
---------------------------------

We anticipate that we will rely in part on business partners for the distribution of our products. This could include a few large distributors in the United States. We may be impacted by negative business cycles or events experienced by these distributors. This may lead to a short or long term reduction in revenue.

Human Resource Risks and Growth.
--------------------------------

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

Changes in Number of Employees.
-------------------------------

During the next 12 months, depending on the success of our marketing plan, we may be required to hire additional employees; however, we are not able to provide a reasonable estimate of the number of such additional employees, which may be required at this time.

Production and Quality Control.
-------------------------------

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

Product Liability Risk
----------------------

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

Marketing and Channels of Distribution.
---------------------------------------

The Syringe.  We anticipate  that we will obtain the  necessary  plastic for the
-----------
injection molds used to manufacture the Syringe from various domestic and international suppliers. The engineering for the molds and dyes are near completion. We believe we will be able to readily obtain the necessary packaging for the Syringe. We do not believe that our sales will be affected by seasonal factors. Subject to appropriate capitalization, we believe that prototypes of the Syringe will be ready for testing within the next year. Shortly after the prototypes are ready for testing, we believe we will be able to complete testing in Canada and gain the necessary regulatory approvals. We believe we will complete the necessary United States testing as well as secure the required United States regulatory approval within the next year.

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

Liquidity and Capital Resources.
--------------------------------

We believe we have raised enough capital to allow us to meet our financial obligations for a period of at least 3 months from May 31, 2002, not including our current obligations, aggregating $217,347 under the British Columbia Security Commission rescission offer. However, this three-month forecast is a forward-looking statement that involves risks and uncertainties. Actual results could differ significantly as a result of these uncertainties as the forecast assumes on-going support from creditors, including the obligations under the rescission offer, and shareholders.

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

We had cash resources of $142,114 at May 31, 2002. At May 31, 2001, we had cash resources of $741,152. On May 31, 2002, total current assets of were $169,282 and total current liabilities were $319,537. At May 31, 2002, total current liabilities exceeded total current assets by $150,255. At May 31, 2001, total current assets were $790,713 and total current liabilities were $112,083. At May 31, 2001, total current assets exceeded total current liabilities by $678,630. Cash and equivalents constitute our current internal sources of liquidity. Because we are not generating any revenues from the sale or licensing of our products, our only external source of liquidity is the sale of our capital stock.

Critical Accounting Policies
----------------------------

The Company's discussion and analysis of its financial condition and results of operations, including the discussion on liquidity and capital resources, are based upon the Company's financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, management re-evaluates its estimates and judgments. Actual results could differ from the estimates. The Company believes the following critical accounting policy requires more significant judgment and estimates used in the preparation of the consolidated financial statements.

The consolidated financial statements have been prepared on the going concern basis, which assumes the realization of assets and liquidation of liabilities in the normal course of operations. If the Company were not to continue as a going concern, it would likely not be able to realize on its assets at values comparable to the carrying value or the fair value estimates reflected in the balances set out in the preparation of the consolidated financial statements. As described elsewhere in this report, at May 31, 2002, there are certain conditions that currently exist which raise substantial doubt about the validity of this assumption. While the Company anticipates raising additional funding through future profitable operations and the sale of share subscriptions to remove the substantial doubt, these funds are not assured. Failure to raise additional funds may result in the Company curtailing operations or writing assets and liabilities down to liquidation values, or both.

Operations Review.
------------------

May 31, 2002 and 2000
---------------------

We have included audited financial statements as at May 31, 2002 and May 31, 2001 in this Annual Report on Form 10-KSB. The balance sheet as at May 31, 2002 shows a cash balance of $142,114 compared to a $741,152 cash balance at the same time in the previous year. Amounts receivable at May 31, 2002 were $18,933 compared to a $48,106 balance at the same time in the previous year. Advances and deposits at May 31, 2002 were $9,803 compared to a $161,415 balance at the same time in the previous year. During the year ended May 31, 2002 the Company wrote off advances totaling $168,680 due to the uncertainty of their recoverability. Patent costs as at May 31, 2002 were valued at $4,168 down slightly from the $8,336 reported in the previous year due to amortization.

During 2002, through the sale of our capital stock, we increased our additional paid in capital from $3,408,434 to $3,464,159. The accumulated deficit during that period increased from $2,882,529 to $3,934,228. The majority of the loss was related to ongoing business expenses, including, but not limited to:

     o General and administration expenses were $641,919 down from $927,601 in the previous year. Included in last year's figures was the value assigned to stock options and shares issued to various consultants in the amount of $295,269 for services ($17,600 in 2002);
     o Research and development expenses were $418,086, up from $341,275 the previous year. Most of these funds have been expensed on the development of the Syringe to the point of proof of concept. This increase is due to the additional work done on the syringe prototype during the year.
     o Interest income was $8,306 down from $52,748 in the previous year. This decrease is due to the reduction in our cash and cash equivalents held during the year.

During the year ended 2002 the Company incurred a net loss of $1,051,699 compared to a net loss of $1,216,128 for the year-ended May 31, 2001. The decrease in the loss can, at least partially, be attributed to a higher compensation cost for stock options in the previous year.

Our Plan of Operation For Next 12 Months.
-----------------------------------------

During the next 12 months, with the appropriate financing, we plan to continue moving forward with the pre-production and production version of the Syringe. We hope that our efforts will allow us to develop markets in other jurisdictions. We cannot guarantee, however, that we will be able to acquire the necessary regulatory approval to market the Syringe in additional markets. We anticipate developing relationships with certain distributors who we hope will facilitate the distribution of our products in various markets. We will also continue to research ways to improve the attractiveness of the product and the appeal to the medical community. We will also pursue other opportunities as they arise.

Item 7.   Financial Statements
------------------------------














                              Consolidated Financial Statements of


                              L.O.M. MEDICAL INTERNATIONAL INC.
                              ---------------------------------

                              (A Development Stage Enterprise)

                              Years ended May 31, 2002 and 2001

INDEPENDENT AUDITORS' REPORT TO THE STOCKHOLDERS


We have audited the consolidated balance sheets of L.O.M. Medical International Inc. (A Development Stage Enterprise) as of May 31, 2002 and 2001 and the consolidated statements of loss and cash flows for the years then ended and for the cumulative period from inception (March 17, 1997) to May 31, 2002 and the consolidated statements of stockholders' equity and comprehensive income for the period from inception on March 17, 1997 to May 31, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of L.O.M. Medical International Inc. (A Development Stage Enterprise) as of May 31, 2002 and 2001 and the results of its operations and its cash flows for the years then ended and for the cumulative period from inception (March 17, 1997) to May 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 1(a) to the consolidated financial statements, the Company has generated no revenues, has a working capital deficiency, and has accumulated a deficit since inception of $3,934,228 that raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in note 1a). The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.



signed "KPMG LLP"

Chartered Accountants


Kelowna, Canada

July 4, 2002

L.O.M. MEDICAL INTERNATIONAL INC.
(A Development Stage Enterprise)

Consolidated Balance Sheets
$ United States

May 31, 2002 and 2001

==============================================================================================================
                                                                                  2002              2001
--------------------------------------------------------------------------------------------------------------

Assets
------

Current assets:
     Cash and cash equivalents                                              $      142,114    $      741,152
     Amounts receivable                                                             18,933            48,106
     Prepaid expenses                                                                8,235             1,455
     ---------------------------------------------------------------------------------------------------------
                                                                                   169,282           790,713

Advances and deposits (note 2)                                                       9,803           161,415

Fixed assets (note 3)                                                               28,564            40,809

Patent costs                                                                         4,168             8,336

--------------------------------------------------------------------------------------------------------------
                                                                            $      211,817    $    1,001,273
==============================================================================================================

Liabilities and Stockholders' Equity (Deficiency)
-------------------------------------------------

Current liabilities:
     Accounts payable and accrued liabilities                               $      319,537    $      112,083

Minority interest (note 4)                                                         288,491           301,727

Share subscriptions (note 5(a))                                                     34,375            22,100

Stockholders' equity (deficiency):
     Capital stock  (notes 5 and 9)
           5,000,000 preferred shares with a par value of $0.001
                       per share authorized, nil issued
           50,000,000  common shares with a par value of $0.001
                       per share authorized, 6,178,446 issued
                       (May 31, 2001 - 6,152,811 issued), net of treasury
                       shares of 84,436 (May 31, 2001 - Nil)                         6,179             6,154
     Additional paid-in capital                                                  3,464,159         3,408,434
     Deficit accumulated during the development stage                           (3,934,228)       (2,882,529)
     Accumulated other comprehensive income                                         33,304            33,304
--------------------------------------------------------------------------------------------------------------
                                                                                  (430,586)          565,363
Going concern (note 1(a))
Contingent liability (note 9)
--------------------------------------------------------------------------------------------------------------
                                                                            $      211,817    $    1,001,273
==============================================================================================================

See accompanying notes to financial statements

On behalf of the board:
/s/ John Klippenstein         Director
---------------------------

/s/ Peter McFadden            Director
---------------------------

L.O.M. MEDICAL INTERNATIONAL INC.
(A Development Stage Enterprise)

Consolidated Statements of Loss
$ United States

For the years ended May 31, 2002 and 2001 and cumulative from inception (March
17, 1997) to May 31, 2002

========================================================================================================
                                                 From inception
                                                (March 17, 1997)
                                                 to May 31, 2002          2002                2001
--------------------------------------------------------------------------------------------------------

Expenses:
     General and administration                 $    2,762,968      $      641,919      $      927,601
     Research and development                        1,293,506             418,086             341,275
     ---------------------------------------------------------------------------------------------------
                                                     4,056,474           1,060,005           1,268,876

--------------------------------------------------------------------------------------------------------
Loss, before interest income                        (4,056,474)         (1,060,005)         (1,268,876)

Interest income                                        122,246               8,306              52,748

--------------------------------------------------------------------------------------------------------
Loss                                            $   (3,934,228)     $   (1,051,699)     $   (1,216,128)
========================================================================================================


Loss per common share, basic and diluted        $        (0.79)     $        (0.17)     $        (0.20)

Weighted average number of common shares,
   basic and diluted                                 5,005,210           6,158,450           6,047,271
========================================================================================================

See accompanying notes to consolidated financial statements

L.O.M. MEDICAL INTERNATIONAL INC.
(A Development Stage Enterprise)

Consolidated Statements of Cash Flows
$ United States

For the years ended May 31, 2002 and 2001 and cumulative  from inception (March
17, 1997) to May 31, 2002

==========================================================================================================================
                                                                    From inception
                                                                  (March 17, 1997)
                                                                   to May 31, 2001          2002                2001
--------------------------------------------------------------------------------------------------------------------------

Cash flows from operating activities:
   Loss for the period                                            $   (3,934,228)     $   (1,051,699)     $   (1,216,128)

   Items not involving cash
     Amortization                                                         85,245              18,691              19,994
     Gain on sale of fixed assets                                         (2,659)                  -                   -
     Write down of product rights and patent costs                       374,128                   -                   -
     Common shares issued for consulting services                         17,600              17,600                   -
     Compensation cost of stock options issued
       for services                                                      295,269                   -             295,269
     Foreign exchange gain on redeemable preferred shares                (13,236)            (13,236)                  -
     Write-down of advances and deposits                                 168,680             168,680                   -

   Changes in non-cash working capital
     Amounts receivable                                                  (18,933)             29,173             (27,036)
     Prepaid expenses                                                     (8,235)             (6,780)              5,365
     Accounts payable and accrued liabilities                             95,339             (16,744)             84,292
     ---------------------------------------------------------------------------------------------------------------------
                                                                      (2,941,030)           (854,315)           (838,244)
Cash flows from financing activities:
     Issuance of capital stock                                         2,553,549             287,474             726,904
     Common shares rescinded or repurchased                              (47,226)            (47,226)                  -
     Proceeds from subscriptions for shares                              909,719              34,375              22,100
     ---------------------------------------------------------------------------------------------------------------------
                                                                       3,416,042             274,623             749,004
Cash flows from investing activities:
     Advances and deposits                                              (178,483)            (17,068)           (119,415)
     Proceeds on disposition of fixed assets                               6,189                   -                   -
     Acquisition of fixed assets                                        (103,508)             (2,278)             (9,511)
     Acquisition of product rights                                       (90,577)                  -                   -
     ---------------------------------------------------------------------------------------------------------------------
                                                                        (366,379)            (19,346)           (128,926)

Effect of change in exchange rates on cash and cash equivalents           33,481                   -                   -
--------------------------------------------------------------------------------------------------------------------------
Increase (decrease) in cash and cash equivalents                         142,114            (599,038)           (218,166)

Cash and cash equivalents, beginning of period                                 -             741,152             959,318
--------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                          $      142,114      $      142,114      $      741,152
==========================================================================================================================

Supplementary information:
   Interest paid                                                  $            -      $            -      $            -
   Income taxes paid                                                           -                   -                   -
Non-cash financing and investing activities:
   Issuance of redeemable preferred shares for product rights            309,677                   -                   -
   Common shares issued for conversion of share subscriptions            875,344              22,100             185,513
   Common shares issued for consulting services                           17,600              17,600                   -
   Common shares rescinded and cancelled                                  46,226              46,226                   -
   Compensation cost of stock options issued for services                295,269                   -             295,269
   Unpaid amount related to rescinded shares (note 9)                    217,347             217,347                   -
   Unpaid amount related to returned shares (note 9)                       6,851               6,851                   -
==========================================================================================================================

See accompanying notes to consolidated financial statements

L.O.M. MEDICAL INTERNATIONAL INC.
(A Development Stage Enterprise)

Consolidated  Statements of Stockholders'  Equity (Deficiency) and Comprehensive
Income
$ United States

For the period from inception on March 17, 1997 to May 31, 2002

=============================================================================================================================
                                              Capital Stock                         Deficit
                                         ----------------------                 Accumulated     Accumulated
                                             Number                Additional    During the           Other          Total
                                          of Common                   Paid in   Development   Comprehensive  Stockholders'
                                             Shares      Amount       Capital         Stage          Income         Equity
-----------------------------------------------------------------------------------------------------------------------------

Common shares issued on incorporation             3  $        1  $        -    $        -    $          -    $           1

Comprehensive income (loss):
  Loss                                          -           -             -        (138,272)            -         (138,272)
  Foreign currency translation                  -           -             -             -            13,582         13,582
-----------------------------------------------------------------------------------------------------------------------------
Comprehensive loss                                                                                                (124,690)
-----------------------------------------------------------------------------------------------------------------------------
Balance, May 31, 1997                             3           1           -        (138,272)         13,582       (124,689)

Common shares issued to founders
  and others at $0.001                    4,210,090       4,210           -             -               -            4,210

Common shares issued at $1.00
  net of share issue costs                  668,154         668       469,887           -               -          470,555

Common shares issued at $1.00 on
  conversion of share subscriptions         605,000         605       604,395           -               -          605,000

Comprehensive income (loss):
  Loss                                          -           -             -        (293,239)            -         (293,239)
  Foreign currency translation                  -           -             -             -            (7,294)        (7,294)
-----------------------------------------------------------------------------------------------------------------------------
Comprehensive loss                                                                                                (300,533)
-----------------------------------------------------------------------------------------------------------------------------
Balance, May 31, 1998                     5,483,247       5,484     1,074,282      (431,511)          6,288        654,543

Common shares issued on
  November 30, 1998 at $3.25
  net of share issue costs                   36,300          36        96,726           -               -           96,762

Comprehensive income (loss):
  Loss                                          -           -             -        (726,055)            -         (726,055)
  Foreign currency translation                  -           -             -             -            17,038         17,038
-----------------------------------------------------------------------------------------------------------------------------
Comprehensive loss                                                                                                (709,017)
-----------------------------------------------------------------------------------------------------------------------------
Balance, May 31, 1999                     5,519,547       5,520     1,171,008    (1,157,566)         23,326         42,288

Common shares issued on
  April 17, 2000 at $3.25
  net of share issue costs                  307,610         308       967,335           -               -          967,643

Common shares issued on
  May 10, 2000 at $3.25 on
  conversion of share
  subscriptions                              19,302          19        62,712           -               -           62,731

Comprehensive income (loss):
  Loss                                          -           -             -        (508,835)            -         (508,835)
  Foreign currency translation                  -           -             -             -             9,978          9,978
-----------------------------------------------------------------------------------------------------------------------------
Comprehensive loss                                                                                                (498,857)
-----------------------------------------------------------------------------------------------------------------------------

Balance, May 31, 2000                     5,846,459  $    5,847  $  2,201,055  $ (1,666,401) $       33,304  $     573,805
=============================================================================================================================








L.O.M. MEDICAL INTERNATIONAL INC.
(A Development Stage Enterprise)

Consolidated  Statements of Stockholders'  Equity (Deficiency) and Comprehensive
Income (continued)
$ United States

For the period from inception on March 17, 1997 to May 31, 2002

=============================================================================================================================
                                              Capital Stock                         Deficit
                                         ----------------------                 Accumulated     Accumulated
                                             Number                Additional    During the           Other          Total
                                          of Common                   Paid in   Development   Comprehensive  Stockholders'
                                             Shares      Amount       Capital         Stage          Income         Equity
-----------------------------------------------------------------------------------------------------------------------------
Balance, May 31, 2000,
  carried forward                         5,846,459  $    5,847  $  2,201,055  $ (1,666,401) $       33,304  $     573,805

Common shares issued on
  September 22, 2000 for
  cash at $3.25 net of share
  issue costs                               249,271         250       726,654           -               -          726,904

Common shares issued on
  December 19, 2000 at $3.25
  on conversion of share
  subscriptions                              57,081          57       185,456           -               -          185,513

Compensation costs for
  stock options issued for
  services (note 5(b))                          -           -         295,269           -               -          295,269

Comprehensive income (loss):
  Loss                                          -           -             -      (1,216,128)            -       (1,216,128)
  Foreign currency translation                  -           -             -             -               -              -
-----------------------------------------------------------------------------------------------------------------------------
Comprehensive loss                                                                                              (1,216,128)
-----------------------------------------------------------------------------------------------------------------------------
Balance, May 31, 2001                     6,152,811  $    6,154  $  3,408,434  $ (2,882,529) $       33,304  $     565,363

Common shares issued on
  August 31, 2001 at $3.25
  on conversion of share
  subscriptions                               6,800           7        22,093           -               -           22,100

Common shares issued for cash
  on October 11, 2001 at $3.25, net
  of share issue costs                       38,211          38       110,245           -               -          110,283

Common shares issued for cash
  on January 10, 2002 at $3.25                5,020           5        16,310           -               -           16,315

Common shares issued for cash
  on January 10, 2002 at $2.41               47,697          47       114,903           -               -          114,950

Common shares issued for consulting
  services rendered on January 10, 2002
  at $2.41                                    7,303           7        17,593           -               -           17,600

Shares rescinded and cancelled
  on February 22, 2002                      (18,702)        (19)      (46,207)          -               -          (46,226)

Common shares issued for cash
  on April 2, 2002 at $3.25                   2,880           3         9,357           -               -            9,360

Common shares issued for cash
  on April 2, 2002 at $2.41                  10,400          10        25,054           -               -           25,064





L.O.M. MEDICAL INTERNATIONAL INC.
(A Development Stage Enterprise)

Consolidated   Statements  of  Stockholders'  Equity  and  Comprehensive  Income
(continued)
$ United States

Period from inception (March 17, 1997) to May 31, 2002

=============================================================================================================================
                                              Capital Stock                         Deficit
                                         ----------------------                 Accumulated     Accumulated
                                             Number                Additional    During the           Other          Total
                                          of Common                   Paid in   Development   Comprehensive  Stockholders'
                                             Shares      Amount       Capital         Stage          Income         Equity
-----------------------------------------------------------------------------------------------------------------------------
Common shares issued for cash
  on April 2, 2002 at $1.00                  10,000          10         9,990           -               -           10,000

Common shares issued for cash
  on April 24, 2002 at $3.25                    462           1         1,501           -               -            1,502

Comprehensive loss:
  Loss                                          -           -             -      (1,051,699)            -       (1,051,699)
-----------------------------------------------------------------------------------------------------------------------------
                                          6,262,882       6,263     3,689,273    (3,934,228)         33,304       (205,388)

Shares rescinded and retained
  as treasury stock (note 9)                (81,231)        (81)     (217,266)          -               -         (217,347)

Shares repurchased and retained
  as treasury stock (note 9)                 (3,205)         (3)       (7,848)          -               -           (7,851)

-----------------------------------------------------------------------------------------------------------------------------
Balance, May 31, 2002                     6,178,446  $    6,179  $  3,464,159  $ (3,934,228) $       33,304  $    (430,586)
=============================================================================================================================

L.O.M. MEDICAL INTERNATIONAL INC.
(A Development Stage Enterprise)

Notes to Consolidated Financial Statements, page 1
($ United States)

Years ended May 31, 2002 and 2001 and cumulative from inception (March 17, 1997) to May 31, 2002

================================================================================

L.O.M. Medical International Inc. was incorporated on March 17, 1997 under the General Corporation Laws of Delaware. It conducts research and development on new products in the medical field including a retractable syringe.

1.   Significant accounting policies:
-------------------------------------

     a)   Going concern

          These financial statements have been prepared on the going concern basis in accordance with accounting principles generally accepted in the United States of America, which assumes the realization of assets and liquidation of liabilities and commitments in the normal course of business. As shown in the consolidated financial statements, to date, the Company has generated no revenues, has a working capital deficiency and has accumulated a deficit since inception of $3,934,228. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern is dependent on its ability to generate future profitable operations and receive continued financial support from its stockholders and other investors. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

          Management's plans include generating future profitable operations from future sales of the retractable syringe as well as securing additional funding from stockholders in the form of additional share subscriptions. There can be no assurance that a market will develop for the retractable syringe or that additional share financings will be available. Failure to obtain adequate financing will cause the Company to curtail operations and the Company's ability to continue as a going concern will be impaired. The outcome of these uncertainties cannot be determined at this time.

     b)   Basis of presentation and consolidation

          The consolidated financial statements include the accounts of the Company and its 96% owned subsidiary. All significant inter-company balances and transactions have been eliminated.

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

          Where the functional currency is the United States dollar, the method of translation of Canadian dollar balances into the United States dollar is as follows:

          i) Monetary assets and liabilities are translated at the rate of exchange in effect at the balance sheet date, being US $1.00 per Cdn $1.5275 (2001 - $1.5699).

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

L.O.M. MEDICAL INTERNATIONAL INC.
(A Development Stage Enterprise)

Notes to Consolidated Financial Statements, page 2
$ United States

Years ended May 31, 2002 and 2001 and cumulative from inception (March 17, 1997) to May 31, 2002

================================================================================

1.   Significant accounting policies (continued):
-------------------------------------------------

     d)   Cash and cash equivalents

          The Company considers all highly liquid securities with a term to maturity of three months or less when acquired to be cash equivalents.

     e)   Fixed assets

          Fixed assets are recorded at cost. The carrying values of fixed assets are reviewed on a regular basis for the existence of facts and circumstances, both internally and externally, that may suggest impairment. Amortization is provided using the following methods and annual rates which are intended to amortize the cost of the assets over their estimated useful life:

          ======================================================================
          Asset                                              Method     Rate
          ----------------------------------------------------------------------

          Leasehold improvements                      Straight-line      20%
          Computer software                       Declining balance      50%
          Equipment                               Declining balance      30%
          Furniture and fixtures                  Declining balance      20%
          ----------------------------------------------------------------------

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

L.O.M. MEDICAL INTERNATIONAL INC.
(A Development Stage Enterprise)

Notes to Consolidated Financial Statements, page 3
($ United States)

Years ended May 31, 2002 and 2001 and cumulative from inception (March 17, 1997) to May 31, 2002

================================================================================

1.   Significant accounting policies (continued):
-------------------------------------------------

     i)   Management estimates

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

     k)   Loss per share

          Basic loss per share has been calculated using the weighted average number of common shares outstanding during the period. In calculating diluted loss per share, the Company considers the dilutive effect of assuming the full exercise of stock options (note 5(b)) and warrants (note 5(c)). However, as the Company has a loss in all periods presented, all such securities are anti-dilutive and therefore basic and diluted loss per share are the same.

     l)   Stock option plan

          During the year ended May 31, 2001, the Company adopted a stock option plan whereby employees of the Company, directors, consultants and other persons could be granted options to subscribe for common shares of the Company. The aggregate number of common shares which may be issued upon exercise of all options pursuant to the Plan shall not exceed 3,000,000. Options granted pursuant to this plan vest on issuance and have exercise periods of not more than ten years from the date of grant. The exercise price of the options is as follows:

          i) For incentive stock options granted to an employee who, at the time the option is granted, owns shares and possessing less than 10% of the total combined voting power of all classes of stock of the Company, the exercise price shall not be less than 100% of the fair market value of the Company's common shares at the date of grant.

          ii) For incentive stock options granted to an employee who, at the time the option is granted, owns shares and possessing more than 10% of the total combined voting power of all classes of stock of the Company, the exercise price shall not be less than 110% of the fair market value of the Company's common shares at the date of grant, and such options shall expire no later than 5 years from the grant date.

          iii) For all other stock options, the exercise price shall not be less than 85% of the fair market value of the Company's common shares at the date of grant.

L.O.M. MEDICAL INTERNATIONAL INC.
(A Development Stage Enterprise)

Notes to Consolidated Financial Statements, page 4
$ United States

Years ended May 31, 2002 and 2001 and cumulative from inception (March 17, 1997) to May 31, 2002

================================================================================

1.   Significant accounting policies (continued):
-------------------------------------------------

     (l)  Stock option plan (continued):

          The Company applies APB Opinion No. 25 in accounting for stock options granted to employees whereby compensation cost is recorded only to the extent that the market price exceeds the exercise price at the date of grant. Options granted to non-employees are accounted for at their fair value as the related services are provided and the equity instruments are earned.

2.   Advances and deposits:
---------------------------

     The  balance  at May 31,  2002 of $9,803  (May 31,  2001 -  $161,415)  is a
     non-interest bearing refundable deposit. During the year ended May 31, 2002 the Company wrote off advances totaling $168,680 due to the uncertainty of their recoverability.

3.   Fixed assets:
------------------

     ===========================================================================
                                                                         2002
     ---------------------------------------------------------------------------
                                                    Accumulated      Net book
                                          Cost     amortization         value
     ---------------------------------------------------------------------------
     Leasehold improvements          $  27,919     $     22,335     $   5,584
     Computer software                   9,930            6,886         3,044
     Equipment                          31,285           22,107         9,178
     Furniture and fixtures             23,975           13,216        10,759

     ---------------------------------------------------------------------------
                                     $  93,109     $     64,545     $  28,564
     ===========================================================================

     ===========================================================================
                                                                         2001
     ---------------------------------------------------------------------------
                                                    Accumulated      Net book
                                          Cost     amortization         value
     ---------------------------------------------------------------------------
     Leasehold improvements          $  27,919     $     16,751     $  11,168
     Computer software                   9,093            4,262         4,831
     Equipment                          29,844           18,482        11,362
     Furniture and fixtures             23,975           10,527        13,448

     ---------------------------------------------------------------------------
                                     $  90,831     $     50,022     $  40,809
     ===========================================================================

4.   Minority interest:
-----------------------

     The Company's subsidiary has redeemable preferred shares outstanding as follows:

     =========================================================================================================
                                                                                         2002        2001
     ---------------------------------------------------------------------------------------------------------

     Issued:
          4,000 Class C preferred shares with a par value of $100 Cdn redeemable at $110.16  Cdn per share at the option of the  holder.  Each share is entitled  to a fixed  non-cumulative  dividend  at the  rate of 9% per
          annum payable as determined by the Directors of the Company.                288,491     301,727
     =========================================================================================================

L.O.M. MEDICAL INTERNATIONAL INC.
(A Development Stage Enterprise)

Notes to Consolidated Financial Statements, page 5
$ United States

Years ended May 31, 2002 and 2001 and cumulative from inception (March 17, 1997) to May 31, 2002

================================================================================

5.   Capital stock:
-------------------

     a) Share subscriptions:

          Subsequent to May 31, 2002, the Company issued 10,693 (2001 - 6,800) common shares at $3.25 per share, net of share issue costs, for net proceeds of $34,375 (2001 - $22,100), which were received prior to May 31, 2002.

     b)   Stock options:

          The Company has the following stock options outstanding:

          =========================================================================================
                                                              2002                         2001
                                                  Weighted average             Weighted average
                                          Shares    exercise price    Shares     exercise price
          -----------------------------------------------------------------------------------------
          Balance, beginning of year     340,417             $3.36       -                  -
          Issued                             -                 -     340,417              $3.36
          Exercised                          -                 -         -                  -
          Expired or cancelled               -                 -         -                  -
          -----------------------------------------------------------------------------------------
          Balance, end of year           340,417             $3.36   340,417              $3.36
          =========================================================================================

          At May 31, 2002, all options were vested. The weighted average remaining contractual life of the outstanding options was 6.8 years (2001 - 7.8 years).

          The Company applies APB Opinion No. 25 in accounting for its stock options issued to directors and employees and, accordingly, because options granted to these individuals have been granted at the market price of its common shares on the grant date, no compensation cost has been recognized for its stock options in the consolidated financial statements. Had the Company determined compensation costs based on the fair value of its stock options at the grant date under the fair value method prescribed by SFAS No. 123, the Company's loss and loss per share for the years ended May 31, 2002 and 2001 would have been increased to the pro forma amounts below:

          ======================================================================
                                                          2002           2001
          ----------------------------------------------------------------------

          Loss
            As reported                           $  1,051,699    $ 1,216,128
            Pro forma                                1,051,699      1,493,186
          Loss per share, basic and diluted
            As reported                                $(0.17)          $0.20
            Pro forma                                  $(0.17)          $0.25
          ======================================================================

          During the year ended May 31, 2001, 206,667 options were issued to directors and employees. The fair value of the options has been determined under the Black Scholes Method using the expected life of the options, volatility factor of 50%, risk-free rate of 5.39% and no expected dividend yield.

          During the year ended May 31, 2001, the Company granted 133,750 common share options with an exercise price of $3.25 per share to non-employees for services rendered. The fair value of the options and stock rights, calculated as $295,629, has been recorded using the Black Scholes Method using the expected life of the options, volatility factor of 50%, a risk-free rate of 5.39% and no expected dividend yield.

L.O.M. MEDICAL INTERNATIONAL INC.
(A Development Stage Enterprise)

Notes to Consolidated Financial Statements, page 6
$ United States

Years ended May 31, 2002 and 2001 and cumulative from inception (March 17, 1997) to May 31, 2002

================================================================================

5.   Capital stock (continued):
-------------------------------

     c)   Warrants:

          3,076,405 warrants were issued during fiscal 2001 to existing shareholders representing 1/2 warrant for each common share held. Each warrant entitles the holder of such warrant to purchase one common share for $5.00 per share. Each warrant expires ninety days after the first transaction in the Company's shares occurs on the Over-the-Counter Bulletin Board.

6.   Related party transactions:
--------------------------------

     The Company entered into the following transactions with related parties:

     ==========================================================================================================
                                                                                           2002        2001
     ----------------------------------------------------------------------------------------------------------
     Accounting fees paid to the chief financial officer (2001 - director)           $   55,170   $  26,059
     Counseling fees paid to a director                                                  18,000      36,035
     Management fees paid to president                                                  114,142     138,564
     Office and administration fees paid to president's spouse                           30,005      35,713
     Office and administration fees paid to an individual related to the president       11,852      19,109
     Management fees paid to a company controlled by the president                       13,342      20,000
     Rent paid to a company controlled by the president                                  25,115      29,489
     ==========================================================================================================

     These transactions are in the normal course of operations and are measured at the exchange amount of consideration established and agreed to by the related parties.

7.   Commitments:
-----------------

     The Company is obligated to make the following payments for operating premises and vehicle leases:

         2002                                              $    40,178
         2003                                              $    40,178
         2004                                              $    35,699
         2005                                              $    27,785

8.   Income taxes:
------------------

     At May 31, 2002, the Company had a net operating loss carryforward for United States income tax purposes of approximately $3,800,000. The net operating loss expires in increments beginning in 2008. No amount has been reflected on the balance sheet for deferred income taxes as any deferred income tax asset has been fully offset by a valuation allowance. The Company has no other deferred tax assets or liabilities.

9.   Contingent liability:
--------------------------

     During the year ended May 31 2002, the Company engaged in discussions with staff of the British Columbia Securities Commission (the "BCSC") concerning the distribution of the Company's common stock to certain residents of British Columbia. Staff of the BCSC took the position that the distribution of certain shares may not have, in all circumstances, satisfied the prospectus exemption requirements under the Securities Act (British Columbia).

L.O.M. MEDICAL INTERNATIONAL INC.
(A Development Stage Enterprise)

Notes to Consolidated Financial Statements, page 7
$ United States

Years ended May 31, 2002 and 2001 and cumulative from inception (March 17, 1997) to May 31, 2002

================================================================================

9.   Contingent liability (continued):
--------------------------------------

     In order to resolve the concerns of staff of the BCSC, the Company agreed to make an offer of rescission (the "Rescission Offer") to purchasers of its common stock residing in British Columbia. Stockholders who acquired 99,933 common shares from the Company for aggregate proceeds of $263,573 exercised their right of rescission. As of May 31, 2002, the Company has repaid $46,226 of the $263,573. The remaining $217,347 is included in accounts payable and accrued liabilities on the consolidated balance sheet. The Company intends to repay this amount by August 15, 2002. As of May 31, 2002, 18,702 of the 99,933 shares returned upon rescission were cancelled and the remaining 81,231 shares are held as treasury stock. During 2002, two shareholders, not entitled to the rescission offer, holding 1,000 and 2,205 common shares with a cost of $1,000 and $6,851 respectively, requested that the Company accept the return of their shares. The Company accepted the return of the shares and repaid the original subscription price of $1,000 to one shareholder and has recorded a liability of $6,851 which is included in accounts payable and accrued liabilities for the other shareholder. All of these shares are held as treasury stock as at May 31, 2002.

10.  Subsequent event:
----------------------

     Subsequent to May 31, 2002, the Company received cash proceeds of $44,609, net of share issue costs, for the issuance of share subscriptions for 20,165 common shares.

Item 8.   Changes In  and  Disagreements  With  Accountants  on  Accounting  and
--------------------------------------------------------------------------------
Financial Disclosure.
---------------------

There have been no changes in or disagreements with our accountants since the formation of the Company required to be disclosed pursuant to Item 304 of Regulation S-B except for the following:

Item 9.   Directors, Executive Officers, Promoters and  Control Persons; Compli-
--------------------------------------------------------------------------------
ance with Section 16(a) of the Exchange Act.
--------------------------------------------

Our directors and principal executive officers are as specified on the following table:

=====================================================================================================================
Name                   Age     Position                                           Term as Director
------------------    -----    ------------------------------------------------   -----------------------------------

John Klippenstein       62     President, Chief Executive Officer and Director    From inception to present

Peter McFadden          45     Vice President, Chief Financial Officer and Past   From October 27, 1997 to
                               Director                                           December 31, 2000

Maria Klippenstein      60     Secretary and Treasurer                            From inception to present

David A. Gramlich       60     Director                                           From inception to present

Colin Lee               63     Director                                           From inception to present

Dr. Harold Punnett      44     Director                                           From March 2, 2001 to May 27, 2002.

Dr. Jeffrey Berg        58     Past Director                                      From February 28, 2000 to present.
=====================================================================================================================

John Klippenstein is our President,  Chief Executive Officer and a member of our
-----------------
Board of Directors. He received his education in Winnipeg and received a Certified Engineering Technician degree in 1964 from Red River College in Winnipeg, Manitoba. From 1980 to present, Mr. Klippenstein has been the
President and owner of Tech-Nacan Consultants. >From 1994 to present, Mr. Klippenstein has been the President of our subsidiary, L.O.M. Laboratories, Inc. Mr. Klippenstein is currently a director of Highland Security Corporation and has been since 1996. Mr. Klippenstein has also worked for several land development companies until 1969 when he started his personal land development and construction management company, which still has holdings in Kelowna, British Columbia. As owner of Tech-Nacan Consultants Inc., Mr. Klippenstein has developed and built many large commercial and industrial projects including health care facilities, clinics, schools, institutional buildings, senior citizen housing, high rise apartment complexes, recreational complexes, and food processing facilities in Manitoba, Saskatchewan and Alberta.

Peter  McFadden is a consultant  and acts as our Chief  Financial  Officer.  Mr.
---------------
McFadden began his university education in 1979. He received his Bachelor of Science degree at McMaster University, and a Masters Degree in Business Administration from the University of Windsor in 1982. From 1994 to present, Mr. McFadden has operated his own public accounting firm under the name of Peter McFadden Inc. Chartered Accountants. Prior to establishing his own accounting practice, Mr. McFadden spent 12 years as a Senior Manager for a national public accounting firm. Mr. McFadden is also a lecturer at Okanagan University.

Maria  Klippenstein  is our  Secretary  and  Treasurer.  Mrs.  Klippenstein  has
-------------------
completed university level studies in industrial accounting including bookkeeping, accounts receivable and accounts payable, and banking. From 1980 to present, Mrs. Klippenstein has been the Secretary and Treasurer of Tech-Nacan Consultants. From 1994 to present, Mrs. Klippenstein has been the Secretary and Treasurer of L.O.M. Laboratories, Inc., our subsidiary. Mrs. Klippenstein has 20 years of experience in accounting and is proficient in AccPac accounting software and cost accounting. Mrs. Klippenstein is also an accomplished artist and photographer.

David A. Gramlich is a member of our Board of Directors.  Mr. Gramlich began his
-----------------
business career in 1968 in the field of real estate. From 1968 to 1979, he worked as a manager of several real estate firms. From 1979 to 1998, Mr. Gramlich was a self-employed businessman specializing in real estate and development. Mr. Gramlich also owned Video Max, a company that owned and operated four video stores in the City of Langley, British Columbia. Since 1998, Mr. Gramlich has been employed by Canadian R.V. Centre as a sales and lease consultant. Mr. Gramlich has participated in industrial, commercial and institutional transactions.

Colin Lee, M. D., is a member of our Board of Directors.  Dr. Lee came to Canada
----------------
in 1968 after having received his medical degree from Cape Town University in South Africa in 1966. Since his arrival in Canada, Dr. Lee has worked in the specialty of radiology. Dr. Lee owns and operates 5 radiology clinics in Vancouver Island and Victoria, British Columbia, in partnership with Dr. Sidney Joss. Dr. Lee not only brings his medical knowledge to the Company, but also his investment experience.

Jeffrey Berg, Ph.D., is a member of our Board of Directors. Dr. Berg is a senior
-------------------
research analyst as well as a prime consultant to medical companies located within the United States, including, but not limited to, Johnson & Johnson and Bausch & Lomb. Dr. Berg typically associates himself with companies offering pharmaceutical, biotechnological and medical-device and diagnostic products. Dr. Berg has also been published in medical publications. Dr. Berg is the owner and President of Health Care Insights. Health Care Insights has offices in Edison, New Jersey.

Dr. Harold Punnett,  is a member of our Board of Directors.  Dr. Punnett has had
------------------
his own dental practice in the Vancouver area since 1984. For the past ten years he has been an active participant in the investment community. Presently Dr. Punnett is part of a private venture capital group based in Europe as well as serving as a member on the Board of Directors of Red Emerald Resources, a company listed on the CDNX exchange under the symbol "RED".

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

Section 16(a) Beneficial Ownership Reporting Compliance.  We believe that all of
-------------------------------------------------------
our officers, directors and principal shareholders have filed all reports required to be filed by those persons on, respectively, Form 3 (Initial Statement of Beneficial Ownership of Securities), Form 4 (Statement of Changes
                                                            --------------------
of  Beneficial  Ownership  of  Securities),  or  Form  5  (Annual  Statement  of
-----------------------------------------                  ---------------------
Beneficial Ownership of Securities).
----------------------------------

Executive Compensation.
-----------------------

Item 10. Executive Compensation.
--------------------------------

Any compensation received by our officers, directors, and management personnel will be determined from time to time by our Board of Directors. Our officers, directors, and management personnel will be reimbursed for any out-of-pocket expenses incurred on our behalf. Compensation to our officers is specified on the chart below.

The table set forth below summarizes the annual and long-term compensation for services in all capacities to the Company payable to our President and our other executive officers whose total annual salary and bonus to exceeded US$50,000 during the year ending May 31, 2002.

====================================================================================================
Name of Individual or Identity of    Capacities in which Remuneration         Aggregate Remuneration
Group                                was received
---------------------------------    -------------------------------------    ----------------------
John Klippenstein                    President and Chief Executive Officer    US$127,484
====================================================================================================

Shares Issued as Compensation for Services. During the fiscal year ended May 31,
-------------------------------------------
2002, we did not issue any shares of our $.001 par value common stock as compensation for consulting and other services.

Compensation of Directors.  Our directors who are also our employees  receive no
--------------------------
extra compensation for their service on our Board of Directors. Each of our directors receives reimbursement for actual and necessary expenses incurred in attending meetings of the Board of Directors.

Item 11.  Security Ownership of Certain Beneficial Owners and Management.
-------------------------------------------------------------------------

The following tables set forth certain information regarding the beneficial ownership of the Company's common stock as of May 31, 2002, by:

     o each person or entity known by us to be the beneficial owner of more than 5% of the outstanding shares of common stock;
     o    each of the Company's directors and named executive officers; and
     o    all directors and executive officers of the Company as a group.

As of May 31, 2002, there were 6,178,446 shares of the Company's common stock issued and outstanding. As of May 31, 2002, there were 340,417 options outstanding.

(a) Security  Ownership of Certain  Beneficial  Owners.  Other than officers and
-------------------------------------------------------
directors, there are no other persons who are beneficial owners of 5% or more of our issued and outstanding common stock.

(b) Security  Ownership of  Management.  Our directors  and principal  executive
---------------------------------------
officers directly or beneficially own, in the aggregate, 3,733,739 shares of our common stock and 307,000 stock options, or approximately 62 % of the issued and outstanding common stock, as set forth on the following table (percentages are rounded off to the nearest one-tenth of one percent):

Title of          Name of Beneficial Owner               Amount        Options       Percent of Issued Shares And
--------          ------------------------               ------        -------       ----------------------------
  Class                                                                                         Options
  -----                                                                                         -------
 Common           David E. Gramlich, Director            40,000         18,000                     .9%
  Stock            122 - 5360 - 201st Street
                        Langley, B.C.
                           V3A 1T7

 Common             Dr. Colin Lee, Director              55,000         18,000                    1.2%
  Stock                2749 McCall Place
                       Victoria, B.C.
                           V8N 5Y8

 Common       Peter McFadden, Vice President, and         4,100        118,000(3)                 1.9%
  Stock            Chief Financial Officer
                      418 Oakview Road
                        Kelowna, B.C.
                           V1W 4K2

 Common      John Klippenstein, President, Chief      3,629,779 (1)    138,000(1)                57.8%
  Stock         Executive Officer and Director
                     494 Casa Rio Drive
                        Kelowna, B.C.
                           V1Z 3L6

 Common    Maria Klippenstein, Secretary, Treasurer   3,629,779 (2)    138,000(2)                57.8%
  Stock               494 Casa Rio Drive
                        Kelowna, B.C.
                           V1Z 3L6

 Common           Dr. Jeffrey Berg, Director               Nil          15,000                     .2%
  Stock                3 Fairhill Road
                     Edison NJ USA 08817

 Common       Dr. Harold Punnett, Past Director           4,860          Nil                      .01%
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

Changes in  Control.  We are not aware of any  arrangements  which may result in
--------------------
"changes in control" as that term is defined by the provisions of Item 403(c) of Regulation S-B.

Item 12.  Certain Relationships and Related Transactions.
---------------------------------------------------------

Related Party Transactions.  Related Party Transactions.  On or about January 1,
---------------------------
1998, prior to becoming our subsidiary, L.O.M. Laboratories Inc., purchased from John Klippenstein all product rights to the Lens-O-Matic. L.O.M. Laboratories Inc. paid a purchase price of CDN$542,000 allocated as follows:

     o    L.O.M.   Laboratories  Inc.  forgave  John   Klippenstein's   debt  of
          CDN$101,329; and
     o L.O.M. Laboratories Inc. issued, to John Klippenstein, 4000 of the Company's Class "C" Preferred Shares valued at CDN$440,671.

At the time of the transaction, John Klippenstein was serving as our President, Chief Executive Officer and a director as well as serving as President and a director of L.O.M. Laboratories Inc. John Klippenstein signed the Purchase and Sale Agreement in his individual capacity as seller and as the authorized officer of L.O.M. Laboratories Inc. At the time of the transaction, Mr. Klippenstein's wife, Maria Klippenstein, was our Secretary and Treasurer as well as Secretary and Treasurer of L.O.M. Laboratories Inc. The value of the investment will ultimately be determined by the acceptance of the product in the market place, which is uncertain at this time. For financial statement purposes this investment has been written down to nil.

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

We lease office space from 494040 B.C. Ltd. ("Tech-Nacan Consultants"). Tech-Nacan Consultants, a British Columbia corporation, is a real estate development company owned by John Klippenstein, our President, Chief Executive Officer and a member of our Board of Directors, and Maria Klippenstein, our Secretary and Treasurer. For the year ended May 31, 2002, we paid US$25,115 for that office space.

On or about October 27, 1997, with the Board of Director's approval, the Company and John Klippenstein executed a five-year employment contract. Under the agreement, John Klippenstein is to provide us with management services for which we agreed to pay Mr. Klippenstein US$120,000 for the first year with a US$10,000 increase every year thereafter, resulting in a final fifth year salary of US$160,000. John Klippenstein is our President, Chief Executive Officer and a member of our Board of Directors. During the year ended May 31, 2002, we paid US$127,484 to Mr. Klippenstein.

During the year ended May 31, 2002, we paid Peter McFadden Inc, fees of US$55,170 for accounting services. Peter McFadden is a Vice President and our Chief Financial Officer.

During the year ended May 31, 2002, we paid Maria Klippenstein, our Secretary and Treasurer, US$30,005 in office and administrative fees.

During the year ended May 31, 2002, we paid Pam Klippenstein, relative of Maria and John Klippenstein, fees of US$11,852 for office management fees for the management of our subsidiaries' office.

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

Item 13.  Exhibits and Reports on Form 8-K
------------------------------------------

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

     (b)  Reports on Form 8-K

          None.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned in the City of Kelowna, British Columbia, Canada, on August 30, 2002.

                                             L.O.M. Medical International, Inc.,
                                             a Delaware corporation

                                             By:  /s/ John Klippenstein
                                                --------------------------------
                                                    John Klippenstein
                                             Its:   President

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of L.O.M. Medical International, Inc. (the "Company"), on form 10-KSB for the year ending May 31, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, John Klippenstein, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1. The Report fully complies with the requirements of Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934, and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


August 30, 2002                              By: /s/ John Klippenstein
                                                 -------------------------
                                                   John Klippenstein
                                             Its:  Chief Executive Officer