Form 10QSB
period 2002-08-31
L O M MEDICAL INTERNATIONAL INC
filed 2002-10-15
CIK 1065502

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


(MARK ONE)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2002

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date. As of August 31, 2002, there were 6,194,139 shares of the issuer's $.001 par value common stock issued and outstanding.

                                     PART I


Item 1.  Financial Statements
-----------------------------













                                   Consolidated Financial Statements of


                                   L.O.M. MEDICAL INTERNATIONAL INC.

                                   (A Development Stage Enterprise)

                                   Three months ended August 31, 2002

                                   (Unaudited)

L.O.M. MEDICAL INTERNATIONAL INC.
(A Development Stage Enterprise)

Consolidated Balance Sheets
$ United States

August 31, 2002 and May 31, 2002

=======================================================================================================
                                                                             August 31,         May 31,
                                                                                   2002            2002
                                                                            (Unaudited)
-------------------------------------------------------------------------------------------------------

Assets

Current assets:
    Cash and cash equivalents                                            $    147,458    $    142,114
    Amounts receivable                                                         22,933          18,933
    Prepaid expenses                                                            8,235           8,235
    ---------------------------------------------------------------------------------------------------
                                                                              178,626         169,282

Advances and deposits                                                           9,803           9,803

Fixed assets                                                                   25,562          28,564

Patent costs                                                                    3,126           4,168

-------------------------------------------------------------------------------------------------------
                                                                         $    217,117    $    211,817
=======================================================================================================

Liabilities and Stockholders' Deficiency

Current liabilities:
    Accounts payable and accrued liabilities (note 3)                    $    296,184    $    319,537

Minority interest                                                             282,681         288,491

Share subscriptions (note 2)                                                  224,184          34,375

Stockholders' deficiency:
    Capital stock
       5,000,000 preferred shares with a par value of $0.001
                   per share authorized
       50,000,000  common shares with a par value of $0.001
                   per share authorized, 6,194,139 issued
                   (May 31, 2002 - 6,178,446 issued), net of
                   treasury stock of 78,436 (May 31, 2002 - 83,731)             6,194           6,179
    Additional paid-in capital                                              3,503,519       3,464,159
    Deficit accumulated during the development stage                       (4,128,949)     (3,934,228)
    Accumulated other comprehensive income                                     33,304          33,304
-------------------------------------------------------------------------------------------------------
                                                                             (585,932)       (430,586)
Going concern (note 1 (a))
Commitments (note 3)
-------------------------------------------------------------------------------------------------------
                                                                         $    217,117    $    211,817
-------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements

L.O.M. MEDICAL INTERNATIONAL INC.
(A Development Stage Enterprise)

Consolidated Statements of Loss
$ United States

Three months ended August 31, 2002 and 2001 and period from inception
(March 17, 1997) to August 31, 2002
(Unaudited)

====================================================================================================
                                                  From inception    Three months ended, August 31,
                                                (March 17, 1997)    --------------------------------
                                              to August 31, 2002            2002              2001
----------------------------------------------------------------------------------------------------

Expenses:
    General and administration                $      2,934,860    $      171,892    $       85,065
    Research and development                         1,316,609            23,103           231,316
    ------------------------------------------------------------------------------------------------
                                                     4,251,469           194,995           316,381

----------------------------------------------------------------------------------------------------
Loss, before other income                           (4,251,469)         (194,995)         (316,381)

Other income:
    Interest income                                    122,520               274             8,153

----------------------------------------------------------------------------------------------------
Loss                                          $     (4,128,949)   $     (194,721)   $     (308,228)
====================================================================================================


Weighted average number of common shares,
   basic and diluted                                 5,059,504         6,181,334         6,152,885

Loss per common share, basic and diluted      $          (0.82)   $        (0.03)   $        (0.05)
====================================================================================================

See accompanying notes to consolidated financial statements

L.O.M. MEDICAL INTERNATIONAL INC.
(A Development Stage Enterprise)

Consolidated Statements of Cash Flows
($ United States)

Three months ended August 31, 2002 and 2001 and period from inception
(March 17, 1997) to August 31, 2002
(Unaudited)

===========================================================================================================================
                                                                     From inception         Three months ended August 31,
                                                                   (March 17, 1997)       -------------------------------
                                                                 to August 31, 2002                2002               2001
---------------------------------------------------------------------------------------------------------------------------

Operating activities
   Loss for the period                                           $     (4,128,949)    $       (194,721)    $     (308,228)

   Items not involving cash
     Amortization                                                          89,289                4,044              4,610
     Gain on sale of fixed assets                                          (2,659)                   -                  -
     Write-down of product rights and patent costs                        374,128                    -                  -
     Subscriptions for common shares for consulting services               91,259               73,659                  -
     Compensation cost of stock options issued
       for services                                                       295,269                    -                  -
     Foreign exchange gain on redeemable preferred shares                 (19,046)              (5,810)           (17,400)
     Write-down of advances and deposits                                  168,680                    -                  -

   Changes in non-cash working capital
     Amounts receivable                                                   (22,933)              (4,000)            16,924
     Prepaid expenses                                                      (8,235)                   -             (3,684)
     Accounts payable and accrued liabilities                              76,986              (18,353)           (12,957)
     ----------------------------------------------------------------------------------------------------------------------
                                                                       (3,086,211)            (145,181)          (320,735)
Financing activities
     Issuance of capital stock                                          2,553,549                    -             22,100
     Common shares rescinded or repurchased                               (47,226)                   -                  -
     Proceeds from subscriptions for shares                             1,060,244              150,525             99,558
     ----------------------------------------------------------------------------------------------------------------------
                                                                        3,566,567              150,525            121,658
Investing activities
     Advances and deposits                                               (178,483)                   -             (2,500)
     Proceeds on disposition of fixed assets                                6,189                    -                  -
     Acquisition of fixed assets                                         (103,508)                   -             (1,164)
     Acquisition of product rights                                        (90,577)                   -                  -
     ----------------------------------------------------------------------------------------------------------------------
                                                                         (366,379)                   -             (3,664)

Effects of change in exchange rates on cash and cash
  equivalents                                                              33,481                    -                  -
---------------------------------------------------------------------------------------------------------------------------
Increase (decrease) in cash and cash equivalents                          147,458                5,344           (202,741)

Cash and cash equivalents, beginning of period                                  -              142,114            741,152
---------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                         $        147,458     $        147,458     $      538,411
===========================================================================================================================

Supplementary information
   Interest paid                                                 $              -     $              -     $            -
   Income taxes paid                                                            -                    -                  -
Non-cash financing and investing activities
   Issuance of redeemable preferred shares for product rights             309,677                    -                  -
   Common shares issued for conversion of share subscriptions             909,719               34,375              6,800
   Common shares issued for consulting services                            91,259               73,659                  -
   Common shares rescinded and cancelled                                   46,226                    -                  -
   Compensation cost of stock options issued for services                 295,269                    -                  -
   Unpaid amount related to rescinded shares (note 3)                     212,347                5,000                  -
   Unpaid amount related to returned shares                                 6,851                    -                  -
===========================================================================================================================

See accompanying notes to consolidated financial statements

L.O.M. MEDICAL INTERNATIONAL INC.
(A Development Stage Enterprise)

Consolidated Statements of Stockholders' Equity (Deficiency) and Comprehensive
Income
$ United States

For the period from inception on March 17, 1997 to August 31, 2002

==================================================================================================================================
                                              Capital Stock                         Deficit
                                         ----------------------                 Accumulated     Accumulated
                                             Number                Additional    During the           Other                Total
                                          of Common                   Paid in   Development   Comprehensive        Stockholders'
                                             Shares      Amount       Capital         Stage          Income  Equity (Deficiency)
----------------------------------------------------------------------------------------------------------------------------------

Common shares issued on incorporation             3  $        1  $          -  $          -  $            -  $                 1

Comprehensive income (loss):
  Loss                                            -           -             -      (138,272)              -             (138,272)
  Foreign currency translation                    -           -             -             -          13,582               13,582
----------------------------------------------------------------------------------------------------------------------------------
Comprehensive loss                                                                                                      (124,690)

----------------------------------------------------------------------------------------------------------------------------------
Balance, May 31, 1997                             3           1             -      (138,272)         13,582             (124,689)

Common shares issued to founders
  and others at $0.001                    4,210,090       4,210             -             -               -                4,210

Common shares issued at $1.00
  net of share issue costs                  668,154         668       469,887             -               -              470,555

Common shares issued at $1.00 on
  conversion of share subscriptions         605,000         605       604,395             -               -              605,000

Comprehensive income (loss):
  Loss                                            -           -             -      (293,239)              -             (293,239)
  Foreign currency translation                    -           -             -             -          (7,294)              (7,294)
----------------------------------------------------------------------------------------------------------------------------------
Comprehensive loss                                                                                                      (300,533)

----------------------------------------------------------------------------------------------------------------------------------
Balance, May 31, 1998                     5,483,247       5,484     1,074,282      (431,511)          6,288              654,543

Common shares issued on
  November 30, 1998 at $3.25
  net of share issue costs                   36,300          36        96,726             -               -               96,762

Comprehensive income (loss):
  Loss                                            -           -             -      (726,055)              -             (726,055)
  Foreign currency translation                    -           -             -             -          17,038               17,038
----------------------------------------------------------------------------------------------------------------------------------
Comprehensive loss                                                                                                      (709,017)

----------------------------------------------------------------------------------------------------------------------------------
Balance, May 31, 1999                     5,519,547       5,520     1,171,008    (1,157,566)         23,326               42,288

Common shares issued on
  April 17, 2000 at $3.25
  net of share issue costs                  307,610         308       967,335             -               -              967,643

Common shares issued on
  May 10, 2000 at $3.25 on
  conversion of share
  subscriptions                              19,302          19        62,712             -               -               62,731

Comprehensive income (loss):
  Loss                                            -           -             -      (508,835)              -             (508,835)
  Foreign currency translation                    -           -             -             -           9,978                9,978
----------------------------------------------------------------------------------------------------------------------------------
Comprehensive loss                                                                                                      (498,857)

----------------------------------------------------------------------------------------------------------------------------------

Balance, May 31, 2000                     5,846,459  $    5,847  $  2,201,055  $ (1,666,401) $       33,304  $           573,805
==================================================================================================================================







L.O.M. MEDICAL INTERNATIONAL INC.
(A Development Stage Enterprise)

Consolidated Statements of Stockholders' Equity (Deficiency) and Comprehensive
Income (continued)
$ United States

For the period from inception on March 17, 1997 to August 31, 2002

==================================================================================================================================
                                              Capital Stock                         Deficit
                                         ----------------------                 Accumulated     Accumulated
                                             Number                Additional    During the           Other                Total
                                          of Common                   Paid in   Development   Comprehensive        Stockholders'
                                             Shares      Amount       Capital         Stage          Income  Equity (Deficiency)
----------------------------------------------------------------------------------------------------------------------------------
Balance, May 31, 2000,
  carried forward                         5,846,459  $    5,847  $  2,201,055  $ (1,666,401) $       33,304  $           573,805

Common shares issued on
  September 22, 2000 for
  cash at $3.25 net of share
  issue costs                               249,271         250       726,654             -               -              726,904

Common shares issued on
  December 19, 2000 at $3.25
  on conversion of share
  subscriptions                              57,081          57       185,456             -               -              185,513

Compensation costs for
  stock options issued for
  services                                        -           -       295,269             -               -              295,269

Comprehensive income (loss):
  Loss                                            -           -             -    (1,216,128)              -           (1,216,128)
  Foreign currency translation                    -           -             -             -               -                    -
----------------------------------------------------------------------------------------------------------------------------------
Comprehensive loss                                                                                                    (1,216,128)
----------------------------------------------------------------------------------------------------------------------------------

Balance, May 31, 2001                     6,152,811  $    6,154  $  3,408,434  $ (2,882,529) $       33,304  $           565,363

Common shares issued on
  August 31, 2001 at $3.25
  on conversion of share
  subscriptions                               6,800           7        22,093             -               -               22,100

Common shares issued for cash
  on October 11, 2001 at $3.25, net
  of share issue costs                       38,211          38       110,245             -               -              110,283

Common shares issued for cash
  on January 10, 2002 at $3.25                5,020           5        16,310             -               -               16,315

Common shares issued for cash
  on January 10, 2002 at $2.41               47,697          47       114,903             -               -              114,950

Common shares issued for consulting
  services rendered on January 10, 2002
  at $2.41                                    7,303           7        17,593             -               -               17,600

Shares rescinded and cancelled
  on February 22, 2002                      (18,702)        (19)      (46,207)            -               -              (46,226)

Common shares issued for cash
  on April 2, 2002 at $3.25                   2,880           3         9,357             -               -                9,360

Common shares issued for cash
  on April 2, 2002 at $2.41                  10,400          10        25,054             -               -               25,064






L.O.M. MEDICAL INTERNATIONAL INC.
(A Development Stage Enterprise)

Consolidated Statements of Stockholders' Equity and Comprehensive Income
(continued)
$ United States

Period from inception (March 17, 1997) to August 31, 2002

==================================================================================================================================
                                              Capital Stock                         Deficit
                                         ----------------------                 Accumulated     Accumulated
                                             Number                Additional    During the           Other                Total
                                          of Common                   Paid in   Development   Comprehensive        Stockholders'
                                             Shares      Amount       Capital         Stage          Income  Equity (Deficiency)
----------------------------------------------------------------------------------------------------------------------------------
Common shares issued for cash
  on April 2, 2002 at $1.00                  10,000          10         9,990             -               -               10,000

Common shares issued for cash
  on April 24, 2002 at $3.25                    462           1         1,501             -               -                1,502

Comprehensive loss:
  Loss                                            -           -             -    (1,051,699)              -           (1,051,699)
----------------------------------------------------------------------------------------------------------------------------------
                                          6,262,882       6,263     3,689,273    (3,934,228)         33,304             (205,388)

Shares rescinded and retained
  as treasury stock                         (81,231)        (81)     (217,266)            -               -             (217,347)

Shares repurchased and retained
  as treasury stock                          (3,205)         (3)       (7,848)            -               -               (7,851)
----------------------------------------------------------------------------------------------------------------------------------

Balance, May 31, 2002                     6,178,446  $    6,179  $  3,464,159  $ (3,934,228) $       33,304  $          (430,586)

Common shares issued on
  August 30, 2002 at $3.25 on conversion
  of share subscriptions, net of share
  issue costs                                10,693          10        34,365             -               -               34,375

Share rescission retracted (note 3)           5,000           5         4,995             -               -                5,000
Comprehensive loss:
  Loss                                            -           -             -      (194,721)              -             (194,721)

----------------------------------------------------------------------------------------------------------------------------------
Balance, August 31, 2002                  6,194,139  $    6,194  $  3,503,519  $ (4,128,949) $       33,304  $          (585,932)
==================================================================================================================================

L.O.M. MEDICAL INTERNATIONAL INC.
(A Development Stage Enterprise)

Notes to Consolidated Financial Statements
($ United States)

(Unaudited)

================================================================================

L.O.M. Medical International Inc. was incorporated on March 17, 1997 under the General Corporation Laws of Delaware. It con research and development on new products in the medical field including a retractable syringe.

1.   Significant accounting policies:
-------------------------------------

     a)   Going concern

          These financial statements have been prepared by management on the going concern basis in accordance with accounting principles generally accepted in the United States of America, which assumes the realization of assets and liquidation of liabilities and commitments in the normal course of business. As shown in the consolidated financial statements, to date, the Company has generated no revenues, has a working capital deficiency, and has significant unpaid commitments (note 3), and has accumulated a deficit since inception of $4,128,949. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern is dependent on its ability to generate future profitable operations and receive continued financial support from its stockholders and other investors. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty, including being required to realize its assets and discharge its liabilities in other than the normal course of business and at amounts differing from those reflected in the consolidated statements.

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

          The financial information presented as at August 31, 2002, for the three months ended August 31, 2002 and 2001 and for the period from inception (March 17, 1997) to August 31, 2002 is unaudited, however, in the opinion of management, all adjustments (consisting solely of normal recurring items) necessary for the fair presentation of these unaudited amounts in conformity with accounting principles generally accepted in the United States of America have been made. These unaudited interim consolidated financial statements should be read in conjunction with the annual consolidated financial statements for the year ended May 31, 2002 filed under Form 10-KSB.

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

L.O.M. MEDICAL INTERNATIONAL INC.
(A Development Stage Enterprise)

Notes to Consolidated Financial Statements
($ United States)

(Unaudited)

================================================================================

2.   Share subscriptions
------------------------

     During the three months ended August 31, 2002, the Company received share subscriptions for 14,546 common shares at $4.40 per share for cash proceeds of $64,000, 17,454 common shares at an assigned value of $3.25 per share for consulting services, 500 common shares at $3.25 per share for cash proceeds of $1,625, 18,231 common shares at an assigned value of $2.70 per share for consulting services of $8,933 and cash proceeds of $40,290, 20,000 common shares at an assigned value of $2.61 per share for consulting services of $8,000 and cash proceeds of $44,200, and 165 common shares at $2.485 per share for cash proceeds of $410. All per share values are based on the market price of the Company's common shares at the date of the transaction. All subscription proceeds were received by the Company prior to August 31, 2002.

3.   Commitments:
-----------------

     (a) Stockholders who acquired 99,933 common stock from the Company for aggregate proceeds of approximately $263,573, exercised their right of rescission. As at August 31, 2002 the company has repaid $46,226 of the $263,573. During the three months ended August 31, 2002, 5,000 shares were retracted from the rescission offer by the original purchaser, resulting in a decrease in the liability of $5,000 as these shares were originally issued at $1 per share. These shares were returned to the shareholder and removed from treasury stock. The remaining $212,347 is included in accounts payable and accrued liabilities on the consolidated balance sheet. As at August 31, 2002, 18,702 shares were cancelled and the remaining 76,231 shares are being held in treasury. The Company does not have sufficient funds to repay this liability at this time.

     (b) The Company has signed an offer to purchase additional office space for approximately $604,000 with a planned occupancy date of April 1, 2003. To date the Company has not secured the necessary financing to fund this acquisition.

Item 2.  Management's Discussion and Analysis or Plan of Operation
------------------------------------------------------------------

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

Our engineering personnel are continuing the additional patenting of the L.O.M. retractable syringe. We are ensuring that patents correctly protect every detail pertaining to the syringe.

The 3cc syringe is ready for production. The production molds will be modified for these size changes. Other syringe sizes 1cc, 1.5cc, 2cc, 5cc, and 10cc are ready for prototyping. The extensive designing of the syringe components have utilized the shared parts between all sizes, thus minimizing overall cost of total parts.

The Company has begun design plans for an assembly line to produce the syringe in commercial quantities. The plan is being developed jointly by management and a consulting engineer. The assembly line plan contemplates features such as programmable robotic systems with machine vision technology and high speed parts flexible feeder systems. The Company is also contemplating injector molding machines, sterilization units, packaging equipment and other components that comprise the planned assembly line.

During the next 12 months we anticipate increasing our staff as the pre-production of the syringe moves forward. Dr. Simon Wood has agreed to supervise our research and development department. Currently, he bills us on an hourly basis for work completed. There is no written contract with him at this time. We have contracted with Kevin Conway, a mid-level engineer for certain services. Mr. Conway performs subcontract work on an hourly basis. He is assisting with CAD-CAM requirements relating to the development of the Syringe. We have contracted with Jim MacLean to perform the duties of Vice President. Jim will be assisting the company in raising capital for the production of the retractable syringe.

To satisfy our financial obligations pursuant to agreements to which we are a party during the next few months we require additional cash resources. From our inception on March 17, 1997, to August 31, 2002, we have incurred $1,311,917 related to the development of the Syringe, including the proof of concept prototype and molds for the test syringes.

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

We have produced 33,000 units of our eye care inserters, which will be used for demonstrations. As such, we have not inventoried the units but we have expensed them in the past financial statements. We currently have the ability to subcontract out for the production of commercial quantities of our eye care products. We currently have dies with an output capacity of 150,000 units. There is a second set of dies designed that will have a 300,000 unit capacity which would allow the production of a total of 450,000 units of eye care products per month.

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

Genetic Patents
---------------

We are currently negotiating licensing agreements with the owners of various patents on genetic vectors. As of August 31, 2002, we have advanced $54,680 to the patent owners. Given the uncertainty regarding the future recoverability of these advances we wrote these advances off in our 2002 fiscal year.

Business of Our Subsidiary
--------------------------

There has been no activity in the subsidiary this quarter. For the foreseeable future the subsidiary will be inactive.

Future Capital Requirements
---------------------------

We will require additional cash to implement our business strategies, including cash for payment of increased operating expenses and our existing obligations and commitments. No assurance can be given, however, that we will have access to the capital markets in the future, or that financing will be available on acceptable terms to satisfy our cash requirements necessary to implement our business strategies. The inability to access the capital markets or obtain acceptable financing could have a material adverse effect on our results of operations and financial condition.

Our forecast of the period of time during which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary as a result of a number of factors.

We anticipate having to raise additional capital during the next 3 months in order to develop, promote, produce and distribute our proposed products as well as satisfy our existing obligations, including the liability disclosed in note 3 to the financial statements. Such additional capital may be raised through additional public or private financings, as well as borrowings and other resources. To the extent that additional capital is raised from the sale of equity or equity-related securities, the issuance of those securities could result in dilution of our stockholders.

The Company has also signed an offer to purchase additional office space for approximately $604,000 with a planned occupancy date of April 1, 2003. To date the Company has not secured the necessary financing to fund this acquisition.

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

Liquidity and Capital Resources
-------------------------------

We believe we have raised enough capital to allow us to meet our financial obligations for a period of at least 3 months from August 31, 2002, not including our current obligations, aggregating $212,347 under the British Columbia Securities Commission rescission offer. However, this three-month forecast is a forward-looking statement that involves risks and uncertainties. Actual results could differ significantly as a result of these uncertainties as the forecast assumes on-going support from creditors, including the obligations under the rescission offer, and shareholders.

We had cash resources of $147,458 at August 31, 2002. At May 31, 2002, we had cash resources of $142,114. At August 31, 2002, total current assets of were $178,626 and total current liabilities of $296,184. At August 31, 2002, total current liabilities exceeded total current assets by $117,558. At May 31, 2002, total current assets were of $169,282 and total current liabilities of $319,537. At May 31, 2002, total current liabilities exceeded total current assets by $150,255. Because we are not generating any revenues, our only external source of liquidity is the sale of our capital stock. We have no contractual obligations for capital purchases or any other commitments at this time, other than an offer to purchase additional office space for approximately $604,000 with a planned occupancy date of April 1, 2003. To date the Company has not secured the necessary financing to fund this acquisition.

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

Results of Operations
---------------------

We have not yet realized any revenues from operations. The loss from March 17, 1997 (inception) to August 31, 2002, was $4,128,949. The loss for the 3-month period ended August 31, 2002, was $194,721 compared to a loss of $308,228 for the 3-month period ended August 31, 2001. Such losses were primarily the result of product development and operational expenditures.

In the current 3-month period the loss has decreased compared to the prior comparable period because we are restricting outflow of funds until we have additional capitalization. During the 3-month period ending August 31, 2002, we have paid $23,103 with regards to developing the Syringe, including a prototype, compared to $231,316 incurred during the 3-months ending August 31, 2001.
General and administrative expenses for the 3-month period ending August 31, 2002 have increased from the 3-month period ending August 31, 2001 due to an increase in legal and accounting fees and consulting fees. We have incurred $25,018 in legal and accounting fees for the 3-month period ending August 31, 2002 compared to $20,643 for the 3-month period ending August 31, 2001. The increase in legal and accounting fees is due mainly to increase in reporting requirements. Consulting fees for the 3-month period ending August 31, 2002 was $83,806 compared to $33,912 for the 3-month period ending August 31, 2001, respectively. The increase in consulting fees is the result of incurred costs related to achieving funding requirements.

For the 3-month period ended August 31, 2002, capital stock and additional paid-in capital have increased by $39,375 since May 31, 2002 due to the conversion of stock subscriptions to 10,693 common shares.

                                     Part II


Item 1.  Legal Proceedings
--------------------------

Litigation Involving Our Subsidiary.
------------------------------------

None.

British Columbia Securities Commission Rescission Offer.
--------------------------------------------------------

As of August 31, 2002, stockholders holding 94,933 shares of our common stock with a paid up capital of $258,573 have exercised their right of rescission. As of August 31, 2002, $46,226 had been paid regarding the rescission offer, leaving $212,347 remaining to be paid, which has been recorded in our accounts payable and accrued liabilities.

Item 2.  Changes in Securities
------------------------------

Warrants.
---------

We have offered to all shareholders of record at June 30, 2001, one warrant for every 2 shares held by each shareholder. Each warrant entitles the holder of such warrant to purchase one share of our common stock for $5.00 per share. Each warrant expires 90 days after the first transaction in our common stock occurs on a public market.

Stock Options.
--------------

Our Board of Directors has adopted a stock option plan ("Stock Option Plan"). The Stock Option Plan is designed to retain qualified and competent officers, employees and directors of the Company. Our Board of Directors, or a committee thereof, shall administer the Stock Option Plan and is authorized, in its sole and absolute discretion, to grant options to all of our eligible employees, officers and directors (whether or not employed by us). During the year ended May 31, 2001, 340,417 stock options were granted in accordance with the Stock Option Plan. Under SFAS 123, compensation cost of $295,269 has been recorded for those options issued to consultants to August 31, 2002. Options granted pursuant to the Stock Option Plan will be exercisable within the period specified in the respective stock option agreements. Options granted under the Stock Option Plan will not be exercisable after the expiration of ten (10) years from the date of grant for shareholders with less than 10% ownership and five (5) years for shareholders with 10% or more share ownership. The Stock Option Plan will also authorize us to make loans to optionees to enable them to exercise their options.

Share Issuances.
----------------

During the three months ended August 31, 2002, 10,693 common shares were issued on conversion of stock subscription.


Item 3.  Defaults Upon Senior Securities
----------------------------------------

None.


Item 4.  Submission of Matters to Vote of Security Holders
----------------------------------------------------------

None.


Item 5.
-------



Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

Dr. Punnet resigned as a director effective April 16, 2002. Peter McFadden resigned as CFO and Vice President effective August 15th 2002. Tanya Sedlacek became CFO on August 15th 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:  September 15, 2002                    L.O.M. Medical International, Inc.


                                        By:   /s/ John Klippenstein
                                              ---------------------------------
                                              John Klippenstein
                                        Its:  President

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of L.O.M. Medical International, Inc. (the "Company"), on form 10-QSB for the three months ending August 31, 2002, as filed with the Securities and Exchange Commission on the date hereof (the
"Report"), I, John Klippenstein, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1. The Report fully complies with the requirements of Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934, and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


September 15, 2002                             By:  /s/ John Klippenstein
                                                    ---------------------------
                                                    John Klippenstein
Its:  Chief Executive Officer