Form 10QSB
period 2002-11-30
L O M MEDICAL INTERNATIONAL INC
filed 2003-01-14
CIK 1065502

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


(MARK ONE)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2002

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

Check  whether  the issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [x] Yes [ ]No

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date. As of November 30, 2002, there were 6,267,360 shares of the issuer's $.001 par value common stock issued and outstanding.

                                     PART I
                                     ------

Item 1.  Financial Statements
-----------------------------













                      Consolidated Financial Statements of


                      L.O.M. MEDICAL INTERNATIONAL INC.
                      ---------------------------------

                      (A Development Stage Enterprise)

                      Six months ended November 30, 2002

                      (Unaudited)

L.O.M. MEDICAL INTERNATIONAL INC.
---------------------------------
(A Development Stage Enterprise)

Consolidated Balance Sheets
$ United States

November 30, 2002 and May 31, 2002

==================================================================================================================
                                                                                  November 30,             May 31,
                                                                                          2002                2002
                                                                                   (Unaudited)
------------------------------------------------------------------------------------------------------------------

Assets
------

Current assets
     Cash and cash equivalents                                                  $       74,937    $      142,114
     Amounts receivable                                                                  9,198            18,933
     Prepaid expenses                                                                    8,235             8,235
     -------------------------------------------------------------------------------------------------------------
                                                                                        92,370           169,282

Advances and deposits                                                                    9,803             9,803

Fixed assets                                                                            22,560            28,564

Patent costs                                                                             2,084             4,168

------------------------------------------------------------------------------------------------------------------
                                                                                $      126,817    $      211,817
==================================================================================================================

Liabilities and Stockholders' Deficiency
----------------------------------------

Current liabilities
     Accounts payable and accrued liabilities (note 2 (a))                      $      345,938    $      319,537

Minority interest                                                                      281,506           288,491

Share subscriptions (note 3)                                                                 -            34,375

Stockholders' deficiency:
     Capital stock
       5,000,000     preferred shares with a par value of $0.001
                     per share authorized
       50,000,000    common shares with a par value of $0.001
                     per share authorized, 6,267,360 issued
                     (May 31, 2002 - 6,178,446 issued), being net of
                     treasury stock of 77,111 (May 31, 2002 - 83,731)                    6,268             6,179
     Additional paid-in capital                                                      3,734,020         3,464,159
     Deficit accumulated during the development stage                               (4,274,219)       (3,934,228)
     Accumulated other comprehensive income                                             33,304            33,304
------------------------------------------------------------------------------------------------------------------
                                                                                      (500,627)         (430,586)
Going concern (note 1(a))
Commitments (note 2(b))
------------------------------------------------------------------------------------------------------------------
                                                                                $      126,817    $      211,817
==================================================================================================================

See accompanying notes to consolidated financial statements

L.O.M. MEDICAL INTERNATIONAL INC.
---------------------------------
(A Development Stage Enterprise)

Consolidated Statements of Loss
$ United States

Six months ended November 30, 2002 and 2001 and period from inception (March 17, 1997) to November 30, 2002
(Unaudited)

==================================================================================================
                                             From inception         Six months ended, November 30,
                                            (March 17, 1997)        ------------------------------
                                       to November 30, 2002                2002               2001
--------------------------------------------------------------------------------------------------

Expenses
     General and administration             $    3,053,238     $      290,270     $      235,777
     Research and development                    1,343,739             50,233            379,218
     ---------------------------------------------------------------------------------------------
                                                 4,396,977            340,503            614,995

--------------------------------------------------------------------------------------------------
Loss from operations                            (4,396,977)          (340,503)          (614,995)

Other income
     Interest income                               122,758                512              7,135

--------------------------------------------------------------------------------------------------
Loss                                        $   (4,274,219)    $     (339,991)    $     (607,860)
==================================================================================================


Weighted average number of shares,
   basic and diluted                             5,342,325          6,200,099          6,166,083

Loss per share, basic and diluted           $        (0.80)    $        (0.05)    $        (0.10)

==================================================================================================

See accompanying notes to consolidated financial statements

L.O.M. MEDICAL INTERNATIONAL INC.
---------------------------------
(A Development Stage Enterprise)

Consolidated Statements of Loss
$ United States

Three months ended November 30, 2002 and 2001
(Unaudited)

================================================================================
                                                         2002               2001
--------------------------------------------------------------------------------

Expenses
     General and administration              $      118,378     $      150,712
     Research and development                        27,130            147,902
     ---------------------------------------------------------------------------
                                                    145,508            298,614

--------------------------------------------------------------------------------
Loss from operations                               (145,508)          (298,614)

Other income
     Interest income (expense)                          238             (1,018)

--------------------------------------------------------------------------------
Net loss                                     $     (145,270)    $     (299,632)
================================================================================


Weighted average common shares,
   basic and diluted                              6,219,069          6,179,281

Loss per common share, basic and diluted     $        (0.02)    $        (0.05)

================================================================================

See accompanying notes to consolidated financial statements

L.O.M. MEDICAL INTERNATIONAL INC.
---------------------------------
(A Development Stage Enterprise)

Consolidated Statements of Cash Flows
($ United States)

Six months ended November 30, 2002 and 2001 and period from inception (March 17, 1997) to November 30, 2002
(Unaudited)

===================================================================================================================================
                                                                               From inception         Six months ended November 30,
                                                                             (March 17, 1997)         -----------------------------
                                                                         to November 30, 2002               2002               2001
-----------------------------------------------------------------------------------------------------------------------------------

Operating activities
   Net loss for the period                                                   $   (4,274,219)    $     (339,991)    $     (607,860)

   Items not involving cash
     Amortization                                                                    93,333              8,088              9,234
     Gain on sale of fixed assets                                                    (2,659)                 -                  -
     Write down of product rights and patent costs                                  374,128                  -                  -
     Subscriptions for common shares for consulting services                         91,259             73,660                  -
     Compensation cost of stock options issued for consulting services              295,269                  -                  -
     Foreign exchange gain on redeemable preferred
       Shares                                                                       (20,221)            (6,985)           (21,545)
     Write-down of advances and deposits                                            168,680                  -                  -

   Changes in non-cash working capital
     Amounts receivable                                                              (9,198)             9,735             46,497
     Prepaid expenses                                                                (8,235)                 -             (8,746)
     Accounts payable and accrued liabilities                                       133,131             37,791            (34,533)
     ------------------------------------------------------------------------------------------------------------------------------
                                                                                 (3,158,732)          (217,702)          (616,953)
Financing activities
     Issuance of capital stock                                                    2,553,549                  -            110,283
     Commons shares rescinded or repurchased                                        (47,226)                 -            (21,026)
     Proceeds from subscriptions for shares                                       1,060,244            150,525            148,865
     ------------------------------------------------------------------------------------------------------------------------------
                                                                                  3,566,567            150,525            238,122
Investing activities
     Advances and deposits                                                         (178,483)                 -             (2,500)
     Proceeds on disposition of fixed assets                                          6,189                  -                  -
     Acquisition of fixed assets                                                   (103,508)                 -             (1,440)
     Acquisition of product rights                                                  (90,577)                 -                  -
     ------------------------------------------------------------------------------------------------------------------------------
                                                                                   (366,379)                 -             (3,940)

Effects of change in exchange rates on cash and cash equivalents                     33,481                  -                  -
-----------------------------------------------------------------------------------------------------------------------------------
Increase (decrease) in cash and cash equivalents                                     74,937            (67,177)          (382,771)

Cash and cash equivalents, beginning of period                                           -             142,114            741,152

-----------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                                     $       74,937     $       74,937     $      358,381
===================================================================================================================================

Supplementary information
   Interest paid                                                             $            -     $            -     $            -
   Income taxes paid                                                                      -                  -                  -
Non-cash financing and investing activities
   Issuance of redeemable preferred shares for product rights                       309,677                  -                  -
   Common shares issued for conversion of share subscriptions                     1,133,904            258,560             22,100
   Common share subscriptions and shares issued for consulting services              91,259             73,660                  -
   Common shares rescinded and cancelled                                             46,226                  -                  -
   Compensation cost of stock options issued for services                           295,269                  -                  -
   Unpaid amount related to rescinded shares (note 2)                               205,957            (11,390)           236,922
   Unpaid amount related to returned shares                                           6,851                  -                  -
===================================================================================================================================

See accompanying notes to consolidated financial statements

L.O.M. MEDICAL INTERNATIONAL INC.
---------------------------------
(A Development Stage Enterprise)

Consolidated  Statements of Stockholders'  Equity (Deficiency) and Comprehensive
Income
$ United States

For the period from inception on March 17, 1997 to November 30, 2002

==========================================================================================================================
                                              Capital Stock                         Deficit
                                         ----------------------                 Accumulated    Accumulated
                                             Number                Additional    During the          Other          Total
                                          of Common                   Paid in   Development  Comprehensive  Stockholders'
                                             Shares      Amount       Capital         Stage         Income         Equity
--------------------------------------------------------------------------------------------------------------------------

Common shares issued on incorporation             3  $        1  $        -    $        -    $         -    $           1

Comprehensive income (loss):
  Loss                                          -           -             -        (138,272)           -         (138,272)
  Foreign currency translation                  -           -             -             -           13,582         13,582
--------------------------------------------------------------------------------------------------------------------------
Comprehensive loss                                                                                               (124,690)

--------------------------------------------------------------------------------------------------------------------------
Balance, May 31, 1997                             3           1           -        (138,272)        13,582       (124,689)

Common shares issued to founders
  and others at $0.001                    4,210,090       4,210           -             -              -            4,210

Common shares issued at $1.00
net of share issue costs                    668,154         668       469,887           -              -          470,555

Common shares issued at $1.00 on
  conversion of share subscriptions         605,000         605       604,395           -              -          605,000

Comprehensive income (loss):
  Loss                                          -           -             -        (293,239)           -         (293,239)
  Foreign currency translation                  -           -             -             -           (7,294)        (7,294)
--------------------------------------------------------------------------------------------------------------------------
Comprehensive loss                                                                                               (300,533)

--------------------------------------------------------------------------------------------------------------------------
Balance, May 31, 1998                     5,483,247       5,484     1,074,282      (431,511)         6,288        654,543

Common shares issued on
  November 30, 1998 at $3.25
  net of share issue costs                   36,300          36        96,726           -              -           96,762

Comprehensive income (loss):
  Loss                                          -           -             -        (726,055)           -         (726,055)
  Foreign currency translation                  -           -             -             -           17,038         17,038
--------------------------------------------------------------------------------------------------------------------------
Comprehensive loss                                                                                               (709,017)

--------------------------------------------------------------------------------------------------------------------------
Balance, May 31, 1999                     5,519,547       5,520     1,171,008    (1,157,566)        23,326         42,288

Common shares issued on
  April 17, 2000 at $3.25
  net of share issue costs                  307,610         308       967,335           -              -          967,643

Common shares issued on
  May 10, 2000 at $3.25 on
  conversion of share
  subscriptions                              19,302          19        62,712           -              -           62,731

Comprehensive income (loss):
  Loss                                          -           -             -        (508,835)           -         (508,835)
  Foreign currency translation                  -           -             -             -            9,978          9,978
--------------------------------------------------------------------------------------------------------------------------
Comprehensive loss                                                                                               (498,857)

--------------------------------------------------------------------------------------------------------------------------

Balance, May 31, 2000                     5,846,459  $    5,847  $  2,201,055  $ (1,666,401) $      33,304  $     573,805
==========================================================================================================================




L.O.M. MEDICAL INTERNATIONAL INC.
---------------------------------
(A Development Stage Enterprise)

Consolidated  Statements of Stockholders'  Equity (Deficiency) and Comprehensive
Income (continued)
$ United States

For the period from inception on March 17, 1997 to November 30, 2002

==========================================================================================================================
                                              Capital Stock                         Deficit
                                         ----------------------                 Accumulated    Accumulated
                                             Number                Additional    During the          Other          Total
                                          of Common                   Paid in   Development  Comprehensive  Stockholders'
                                             Shares      Amount       Capital         Stage         Income         Equity
--------------------------------------------------------------------------------------------------------------------------

Balance, May 31, 2000,
  carried forward                         5,846,459  $    5,847  $  2,201,055  $ (1,666,401) $      33,304  $     573,805

Common shares issued on
  September 22, 2000 for
  cash at $3.25 net of share
  issue costs                               249,271         250       726,654           -              -          726,904

Common shares issued on
  December 19, 2000 at $3.25
  on conversion of share
  subscriptions                              57,081          57       185,456           -              -          185,513

Compensation costs for
  stock options issued for
  services                                      -           -         295,269           -              -          295,269

Comprehensive income (loss):
  Loss                                          -           -             -      (1,216,128)           -       (1,216,128)
  Foreign currency translation                  -           -             -             -              -              -
--------------------------------------------------------------------------------------------------------------------------
Comprehensive loss                                                                                             (1,216,128)
--------------------------------------------------------------------------------------------------------------------------

Balance, May 31, 2001                     6,152,811       6,154     3,408,434    (2,882,529)        33,304        565,363

Common shares issued on
  August 31, 2001 at $3.25
  on conversion of share
  subscriptions                               6,800           7        22,093           -              -           22,100

Common shares issued for cash
  on October 11, 2001 at $3.25, net
  of share issue costs                       38,211          38       110,245           -              -          110,283

Common shares issued for cash
  on January 10, 2002 at $3.25                5,020           5        16,310           -              -           16,315

Common shares issued for cash
  on January 10, 2002 at $2.41               47,697          47       114,903           -              -          114,950

Common shares issued for consulting
  services rendered on January 10, 2002
  at $2.41                                    7,303           7        17,593           -              -           17,600

Shares rescinded and cancelled
  on February 22, 2002                      (18,702)        (19)      (46,207)          -              -          (46,226)

Common shares issued for cash
  on April 2, 2002 at $3.25                   2,880           3         9,357           -              -            9,360

Common shares issued for cash
  on April 2, 2002 at $2.41                  10,400          10        25,054           -              -           25,064




L.O.M. MEDICAL INTERNATIONAL INC.
---------------------------------
(A Development Stage Enterprise)

Consolidated   Statements  of  Stockholders'  Equity  and  Comprehensive  Income
(continued)
$ United States

Period from inception (March 17, 1997) to November 30, 2002

==========================================================================================================================
                                              Capital Stock                         Deficit
                                         ----------------------                 Accumulated    Accumulated
                                             Number                Additional    During the          Other          Total
                                          of Common                   Paid in   Development  Comprehensive  Stockholders'
                                             Shares      Amount       Capital         Stage         Income         Equity
--------------------------------------------------------------------------------------------------------------------------

Common shares issued for cash
  on April 2, 2002 at $1.00                  10,000          10         9,990             -            -           10,000

Common shares issued for cash
  on April 24, 2002 at $3.25                    462           1         1,501             -            -            1,502

Comprehensive loss:
  Loss                                          -           -             -      (1,051,699)           -       (1,051,699)
--------------------------------------------------------------------------------------------------------------------------
                                          6,262,882       6,263     3,689,273    (3,934,228)        33,304       (205,388)

Shares rescinded and retained
  as treasury stock (note 3)                (81,231)        (81)     (217,266)          -              -         (217,347)

Shares repurchased and retained
  as treasury stock (note 3)                 (3,205)         (3)       (7,848)          -              -           (7,851)

--------------------------------------------------------------------------------------------------------------------------
Balance, May 31, 2002                     6,178,446       6,179     3,464,159    (3,934,228)        33,304       (430,586)

Common shares issued on
  August 30, 2002 at $3.25, net
  of share issue costs, on conversion        10,693          11        34,364           -              -           34,375
  of share subscriptions

Common shares issued on
  October 29, 2002 at $2.485, on                165           -           410           -              -              410
  conversion of share subscriptions

Common shares issued on
  October 29, 2002 at $2.61, net
  of share issue costs, on conversion        20,000          20        52,180           -              -           52,200
  of share subscriptions

Common shares issued on
  October 29, 2002 at $2.70, net
  of share issue costs, on conversion        18,231          18        49,206           -              -           49,224
  of share subscriptions

Common shares issued on
  October 29, 2002 at $3.25, on              17,954          18        58,333           -              -           58,351
  conversion of share subscriptions

Common shares issued on
  October 29, 2002 at $4.40, on              14,546          15        63,985           -              -           64,000
  conversion of share subscriptions

Share rescission retracted (note 2(a))        7,325           7        11,383           -              -           11,390

Comprehensive loss:
  Loss                                          -           -             -        (339,991)           -         (339,991)
==========================================================================================================================
Balance, November 30, 2002                6,267,360  $    6,268  $  3,734,020  $ (4,274,219) $      33,304  $    (500,627)
==========================================================================================================================

L.O.M. MEDICAL INTERNATIONAL INC.
---------------------------------
(A Development Stage Enterprise)

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

1.   Significant accounting policies:
-------------------------------------

     a)   Going concern

          These financial statements have been prepared by management on the going concern basis in accordance with accounting principles generally accepted in the United States of America, which assumes the realization of assets and liquidation of liabilities and commitments in the normal course of business. As shown in the consolidated financial statements, to date, the Company has generated no revenues, has a working capital deficiency and has accumulated a deficit since inception of $4,274,219. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern is dependent on its ability to generate future profitable operations and receive continued financial support from its stockholders and other investors. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

          Management's plans include generating future profitable operations from future sales of the retractable syringe as well as additional funding from stockholders in the form of additional share subscriptions. There can be no assurance that a market will develop for the retractable syringe or that additional share financings will be available, or if available, at economical terms. Failure to obtain adequate financing will cause the Company to curtail operations.

     b)   Basis of presentation

          The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All significant inter-company balances and transactions have been eliminated.

          The financial information presented as at November 30, 2002, for the three and six months ended November 30, 2002 and 2001 and for the period from inception (March 17, 1997) to November 30, 2002 is unaudited, however, in the opinion of management, all adjustments (consisting solely of normal recurring items) necessary for the fair presentation of these unaudited amounts in conformity with accounting principles generally accepted in the United States of America have been made. These unaudited interim consolidated financial statements should be read in conjunction with the annual consolidated financial statements for the year ended May 31, 2002 filed under Form 10-KSB.

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

L.O.M. MEDICAL INTERNATIONAL INC.
---------------------------------
(A Development Stage Enterprise)

Notes to Consolidated Financial Statements
($ United States)

(Unaudited)

================================================================================

2.   Contingent liability:
--------------------------

     (a) Stockholders who acquired 99,933 of common stock from the Company prior to May 31, 2001 for aggregate proceeds of approximately $263,573, exercised their right of rescission. As of November 30, 2002 the company has repaid $46,226 of the $252,183. In addition, during the six months ended November 30, 2002, 7,325 shares were retracted from the rescission offer by the original purchaser, resulting in a decrease in the liability of $11,390. These shares were returned to the shareholder and removed from treasury stock. The remaining $205,957 as at November 30, 2002, is included in accounts payable and accrued liabilities on the consolidated balance sheet. The company does not have sufficient funds to repay this liability at this time.

          Treasury stock consists of the 99,933 shares of common stock originally acquired under the rescission order less 18,702 of common stock that was cancelled, less 7,325 shares of common stock for which the rescission offer was retracted by the original purchaser plus 3,205 shares which were repurchased separately and are being held as treasury stock for total treasury stock of 77,111 shares.

     (b) The Company has signed an offer to purchase additional office space for approximately $604,000 with a planned occupancy date of April 1, 2003. To date the Company has not secured the necessary financing to fund this acquisition. It is not currently the intention of the Company to complete this transaction. Management's best estimate is that no liability will arise to the Company as a result of not completing this offer to purchase.


3.   Share subscriptions:
-------------------------

     As at May 31, 2002, the Company had received share subscriptions for 10,693 common shares at $ 3.25 per share for net proceeds of $34,375. During the six months ended November 30, 2002, the Company received additional share subscriptions for 47,069 common shares at an average price of $3.20 per share for net proceeds of $150,525 as well as issued share subscriptions for 23,827 common shares at an average price of $3.09 per share in exchange for services received prior to November 30, 2002 having a value of $73,660. The total of all share subscriptions outstanding in the amount of $258,560 were exchanged for 81,589 common shares prior to November 30, 2002.

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

The Retractable Syringe
-----------------------

We believe the Syringe will change standard disposal methods for used syringes. The Syringe has been developed to function as a standard hypodermic syringe that we believe is safer to the caregiver or health care worker. We believe that the Syringe's unique design will allow health care providers to avoid direct contact with used needles. The Syringe is covered by United States Patent No. 5,868,713, dated February 9, 1999, and international patents have been filed in 84 different countries.

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

We intend to promote the Syringe as a safer and less risk-oriented instrument for hospital staff and health care workers. We are optimistic that doctors, nurses, and other health care workers will recognize and appreciate the safety features of the Syringe because of its ease of "use-and-disposal" and its unique "contamination-prevention" characteristics. We currently have no contracts to sell the Syringe and there are no guarantees as to the existence or timing of any such contracts in the future.

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

The 3cc syringe is ready for production. Other syringe sizes 1cc, 1.5cc, 2cc, 5cc, and 10cc are ready for prototyping. The production moulds will be modified to accommodate new sizes. The extensive designing of the syringe components have utilized the shared parts between all sizes, thus minimizing overall cost of total parts.

The Company has begun design plans for an assembly line to produce the syringe in commercial quantities. The plan is being developed jointly by management and a consulting engineer. The assembly line plan contemplates features such as programmable robotic systems with machine vision technology and high speed parts flexible feeder systems. The Company is also contemplating injector moulding machines, sterilization units, packaging equipment and other components that comprise the planned assembly line. Such plans are contingent upon the availability of funding. There can be no assurance that the Company will be able to access sufficient or suitable funding to complete its plans.

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

To satisfy our financial obligations pursuant to agreements to which we are a party during the next few months we require additional cash resources of approximately $450,000, not inclusive of any additional cash resources required to commence manufacturing. From our inception on March 17, 1997, to November 30, 2002, we have incurred $1,343,739 related to the development of the Syringe, including the proof of concept prototype and molds for the test syringes.

We are not currently producing commercial quantities of products or currently supplying any services to any third parties. No assurance can be given that we will, on a timely basis, be able to make the transition from manufacturing testing quantities of the Syringe to commercial production quantities successfully or arrange for contract manufacturing.

We anticipate sub-contracting commercial production of the Syringe for the first 2 years. At the end of the second year of production, we anticipate engaging in significant discussions regarding the potential construction of our own production facility. We recognize that the construction of a production facility will be contingent upon us having reached our sales, financing and profit projections. Negotiations to establish manufacturing facilities in Ireland have begun, but have not progressed beyond the preliminary discussions.

The Blood Collection System
---------------------------

We have incorporated the retraction technology into blood collection kits. The L.O.M. blood collection kit includes the holder, retractable needle, gas cell and the retraction technology. The Company has also designed a winged blood collection retractable needle. The L.O.M. blood collection tubes compliment both of these systems.

By using either of these two systems, the user is able to deliver exceptional patient care without compromising personal safety. The use of the L.O.M. blood collection system requires very little training as it looks and feels like conventional systems and only requires the retraction technology to be easily activated after the collection is complete. In both systems, the needle retracts completely into the unit and is locked while the user is completely protected from needle stick injuries.

Patents for the L.O.M. blood collection kits are currently being filed. We will be commencing the prototyping phase shortly.

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

Genetic Patents
---------------

We are currently negotiating licensing agreements with the owners of various patents on genetic vectors. As of November 30, 2002, we have advanced $54,680 to the patent owners. Given the uncertainty regarding the future recoverability of these advances we wrote these advances off in our 2002 fiscal year.

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

We anticipate having to raise additional capital during the next 3 months in order to develop, promote, produce and distribute our proposed products as well as satisfy our existing obligations, including the liability disclosed in note 2 to the financial statements. Such additional capital may be raised through additional public or private financings, as well as borrowings and other resources. To the extent that additional capital is raised from the sale of equity or equity-related securities, the issuance of those securities could result in dilution of our stockholders.

The Company has also signed an offer to purchase additional office space for approximately $604,000 with a planned occupancy date of April 1, 2003. To date the Company has not secured the necessary financing to fund this acquisition. It is not currently the intention of the Company to complete this transaction. Management's best estimate is that no liability will arise as a result of not completing this offer to purchase.

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

Liquidity and Capital Resources
-------------------------------

We believe we have raised enough capital to allow us to meet our financial obligations for a period of at least 3 months from November 30, 2002, not including our current obligations, aggregating $205,957 under the British Columbia Securities Commission rescission offer. However, this three-month forecast is a forward-looking statement that involves risks and uncertainties. Actual results could differ significantly as a result of these uncertainties as the forecast assumes on-going support from creditors, including the obligations under the rescission offer, and shareholders.

We had cash resources of $74,937 at November 30, 2002. At May 31, 2002, we had cash resources of $142,114. At November 30, 2002, total current assets of were $92,370 and total current liabilities of $345,938. At November 30, 2002, total current liabilities exceeded total current assets by $227,167. At May 31, 2002, total current assets were of $169,282 and total current liabilities of $319,537. At May 31, 2002, total current liabilities exceeded total current assets by $150,255. Because we are not generating any revenues, our only external source of liquidity is the sale of our capital stock. We have no contractual obligations for capital purchases or any other commitments at this time, other than an offer to purchase additional office space for approximately $604,000 with a planned occupancy date of April 1, 2003. To date the Company has not secured the necessary financing to fund this acquisition.

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

The consolidated financial statements have been prepared on the going concern basis, which assumes the realization of assets and liquidation of liabilities in the normal course of operations. If the Company were not to continue as a going concern, it would likely not be able to realize on its assets at values comparable to the carrying value or the fair value estimates reflected in the balances set out in the preparation of the consolidated financial statements. As described elsewhere in this report, at November 30, 2002, there are certain conditions that currently exist which raise substantial doubt about the validity of this assumption. While the Company anticipates raising additional funding through future profitable operations and the sale of share subscriptions to remove the substantial doubt, these funds are not assured. Failure to raise additional funds may result in the Company curtailing operations or writing assets and liabilities down to liquidation values, or both.

Results of Operations
---------------------

We have not yet realized any revenues from operations. The loss from March 17, 1997 (inception) to November 30, 2002, was $4,274,219. The loss for the 6-month period ended November 30, 2002, was $339,991 compared to a loss of $607,860 for the 6-month period ended November 30, 2001. Such losses were primarily the result of product development and operational expenditures.

In the current 3-month period the loss has decreased compared to the prior comparable period because we are restricting outflow of funds until we have additional capitalization. During the 6-month period ending November 30, 2002, we have paid $27,357 with regards to developing the Syringe, including a prototype, compared to $379,218 incurred during the 6-months ending November 30, 2001. General and administrative expenses for the 6-month period ending November 30, 2002 have increased from the 6-month period ending November 30, 2001 due to additional management required for ongoing operations.

For the 6-month period ended November 30, 2002, capital stock and additional paid-in capital have increased by $269,950 since May 31, 2002 mainly due to the conversion of stock subscriptions to common shares.

New Accounting Pronouncements
-----------------------------

SFAS No. 143, Accounting for Asset Retirement Obligations (SFAS No.143) establishes accounting standards for recognition and measurement of a liability for asset retirement cost. SFS No. 143 is effective for fiscal years commencing after June 15, 2002.

SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets (SFAS No. 144), addresses financial accounting and reporting for the impairment of long-lived assets to be disposed of. SFAS No, 144 is effective for fiscal years commencing after December 15, 2001.

The Company does not believe that the adoption of SFAS No. 143, SFAS No, 144 will have a material affect on the Company's financial results.


Item 3. Controls and Procedures
-------------------------------

The company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's reports filed pursuant to the Securities Exchange Act of 1934 are recorded, processed, and summarized and reported within the time periods specified in the rules and forms promulgated under such Act, and that such information is accumulated and communicated to the Company's management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Within the 90 days prior to the date of this report, the Company's Chief Executive Officer and Chief Financial Officer, with the participation of other members of management, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14 of the Securities Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective in connection with the filing of this Quarterly Report on Form 10-QSB for the quarter ended November 30, 2002.

There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of our most recent evaluation, including any significant deficiencies and material weaknesses of internal controls that would require corrective action.

                                     Part II
                                     -------


Item 1. Legal Proceedings
-------------------------

Litigation Involving Our Subsidiary.
------------------------------------

None

British Columbia Securities Commission Rescission Offer.
--------------------------------------------------------

As of November 30, 2002, stockholders holding 92,608 shares of our common stock with a paid up capital of $252,183 have exercised their right of rescission. As of November 30, 2002, $46,226 had been paid regarding the rescission offer, leaving $205,957 remaining to be paid, which has been recorded in our accounts payable and accrued liabilities.


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

Stock Options.
--------------

Our Board of Directors has adopted a stock option plan ("Stock Option Plan"). The Stock Option Plan is designed to retain qualified and competent officers, employees and directors of the Company. Our Board of Directors, or a committee thereof, shall administer the Stock Option Plan and is authorized, in its sole and absolute discretion, to grant options to all of our eligible employees, officers and directors (whether or not employed by us). During the year ended May 31, 2001, 340,417 stock options were granted in accordance with the Stock Option Plan. Under SFAS 123, compensation cost of $295,269 has been recorded for those options issued to consultants to November 30, 2002. Options granted pursuant to the Stock Option Plan will be exercisable within the period specified in the respective stock option agreements. Options granted under the Stock Option Plan will not be exercisable after the expiration of ten (10) years from the date of grant for shareholders with less than 10% ownership and five
(5) years for shareholders with 10% or more share ownership. The Stock Option Plan will also authorize us to make loans to optionees to enable them to exercise their options.

There were no options issued in the six month period ended November 30, 2002.

Share Issuances.
----------------

None.


Item 3. Default Upon Senior Securities
--------------------------------------

None.


Item 4. Submission of Matters to Vote of Security Holders
---------------------------------------------------------

None.


Item 5. Other Information
-------------------------

None.

Item 6. Exhibits and Reports on Form 8-K
----------------------------------------

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

Dated:   January 15, 2003              L.O.M. Medical International, Inc.


                                       By:    /s/ John Klippenstein
                                              -------------------------------
                                              John Klippenstein
                                       Its:   President


                                       By:    /s/ Tanya Sedlacek
                                              -------------------------------
                                              Tanya Sedlacek
                                       Its:   Chief Financial Officer

                                 CERTIFICATIONS

I, John Klippenstein, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of L.O.M. Medical International Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     c) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     d) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     e)   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

     c) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     d) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: January 15, 2003



/s/ John Klippenstein
-----------------------------------------------
John Klippenstein, President & CEO

                                 CERTIFICATIONS

I, Tanya Sedlacek, certify that:

7. I have reviewed this quarterly report on Form 10-QSB of L.O.M. Medical International Inc.;

8. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

9. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

10. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     c) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     d) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     e)   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

11. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

     c) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     d) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

12. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: January 15, 2003



/s/ Tanya Sedlacek
-----------------------------------------------
Tanya Sedlacek, CFO