Form 10QSB
period 2003-02-28
L O M MEDICAL INTERNATIONAL INC
filed 2003-04-14
CIK 1065502

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


(MARK ONE)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 2003

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date. As of February 28, 2003, there were 6,308,989 shares of the issuer's $.001 par value common stock issued and outstanding.

                                     PART I
                                     ------

Item 1.  Financial Statements
-----------------------------








                        Consolidated Financial Statements of


                        L.O.M. MEDICAL INTERNATIONAL INC.

                        (A Development Stage Enterprise)

                        Nine months ended February 28, 2003

                        (Unaudited)

L.O.M. MEDICAL INTERNATIONAL INC.
(A Development Stage Enterprise)

Consolidated Balance Sheets
$ United States

February 28, 2003 and May 31, 2002

=====================================================================================================
                                                                     February 28,          May 31,
                                                                             2003             2002
                                                                      (Unaudited)
-----------------------------------------------------------------------------------------------------

Assets
------

Current assets:
     Cash and cash equivalents                                     $       21,557    $     142,114
     Amounts receivable                                                    12,313           18,933
     Prepaid expenses                                                      14,485            8,235
     ------------------------------------------------------------------------------------------------
                                                                           48,355          169,282

Advances and deposits                                                       9,803            9,803

Fixed assets                                                               19,558           28,564

Patent costs                                                                1,042            4,168

-----------------------------------------------------------------------------------------------------
                                                                   $       78,758    $     211,817
=====================================================================================================

Liabilities and Stockholders' Deficiency
----------------------------------------

Current liabilities:
     Accounts payable and accrued liabilities (note 2 (a))         $      288,709    $     319,537
     Convertible promissory notes (note 3)                                 32,675             -
-----------------------------------------------------------------------------------------------------
                                                                          321,384          319,537

Minority interest                                                         296,328          288,491

Share subscriptions (note 4)                                                8,772           34,375

Stockholders' deficiency:
     Capital stock
       5,000,000 preferred shares with a par value of $0.001 per
          share authorized
       50,000,000  common shares with a par value of $0.001 per
          share authorized,  6,308,989 issued (May 31, 2002 -
          6,178,446  issued),  net of  treasury  stock of 52,073
          (May 31, 2002 - 84,436)                                           6,310            6,179
     Additional paid-in capital                                         4,068,219        3,464,159
     Deficit accumulated during the development stage                  (4,655,559)      (3,934,228)
     Accumulated other comprehensive income                                33,304           33,304
     ------------------------------------------------------------------------------------------------
                                                                         (547,726)        (430,586)
Going concern (note 1 (a))
Commitments (note 2 (b))
-----------------------------------------------------------------------------------------------------
                                                                   $       78,758    $     211,817
=====================================================================================================

See accompanying notes to consolidated financial statements

L.O.M. MEDICAL INTERNATIONAL INC.
(A Development Stage Enterprise)

Consolidated Statements of Loss
$ United States

Nine months ended February 28, 2003 and 2002 and period from inception (March
17, 1997) to February 28, 2003
(Unaudited)

=========================================================================================================
                                                 From inception        Nine months ended, February 28,
                                               (March 17, 1997)        -------------------------------
                                           to February 28, 2003               2003                2002
---------------------------------------------------------------------------------------------------------

Expenses:
     General and administration              $        3,409,310      $     646,342       $     459,279
     Research and development                         1,369,062             75,556             383,163
     ----------------------------------------------------------------------------------------------------
                                                      4,778,372            721,898             842,442

---------------------------------------------------------------------------------------------------------
Loss from operations                                 (4,778,372)          (721,898)           (842,442)

Other income:
     Interest income                                    122,813                567               7,611

---------------------------------------------------------------------------------------------------------
Loss                                         $       (4,655,559)     $    (721,331)      $    (834,831)
=========================================================================================================


Weighted average number of common shares,
   basic and diluted                                  5,158,632          6,226,941           6,154,380

Loss per share, basic and diluted            $            (0.90)     $       (0.12)      $       (0.14)
=========================================================================================================

See accompanying notes to consolidated financial statements

L.O.M. MEDICAL INTERNATIONAL INC.
(A Development Stage Enterprise)

Consolidated Statements of Loss
$ United States

Three months ended February 28, 2003 and 2002
(Unaudited)

================================================================================
                                                        2003             2002
--------------------------------------------------------------------------------

Expenses:
     General and administration               $      356,072    $     223,502
     Research and development                         25,323            3,945
     ---------------------------------------------------------------------------
                                                     381,395          227,447

--------------------------------------------------------------------------------
Loss from operations                                (381,395)        (227,447)

Other income:
     Interest income                                      55              476

--------------------------------------------------------------------------------
Loss                                          $     (381,340)   $    (226,971)
================================================================================


Weighted average number of common shares,
   basic and diluted                               6,281,523        6,129,467

Loss per common share, basic and diluted      $        (0.06)   $       (0.04)
================================================================================

See accompanying notes to consolidated financial statements

L.O.M. MEDICAL INTERNATIONAL INC.
(A Development Stage Enterprise)

Consolidated Statements of Cash Flows
($ United States)

Nine months ended February 28, 2003 and 2002 and period from inception (March
17, 1997) to February 28, 2003
(Unaudited)

==================================================================================================================================
                                                                             From inception         Nine months ended February 28,
                                                                           (March 17, 1997)         ------------------------------
                                                                       to February 28, 2003               2003                2002
----------------------------------------------------------------------------------------------------------------------------------

Operating activities:
   Net Loss for the period                                               $       (4,655,559)     $    (721,331)      $    (834,831)

   Items not involving cash
     Amortization                                                                    97,377             12,132              13,910
     Amortization of discount on convertible promissory notes                         8,974              8,974                   -
     Gain on sale of fixed assets                                                    (2,659)                 -                   -
     Write down of product rights and patent costs                                  374,128                  -                   -
     Subscription for common shares for consulting services                           3,250              3,250                   -
     Common shares issued for consulting services                                   106,334             88,734                   -
     Compensation cost of stock options issued for services (note 5)                486,719            191,450                   -
     Foreign exchange gain on redeemable preferred
       shares                                                                        (5,399)             7,837             (27,114)
     Write-down of advances and deposits                                            168,680                  -             114,000

   Changes in non-cash working capital
     Amounts receivable                                                             (12,313)             6,620              14,155
     Prepaid expenses                                                               (14,485)            (6,250)             (8,746)
     Accounts payable and accrued liabilities                                       123,529             28,190             (57,517)
     -------------------------------------------------------------------------------------------------------------------------------
                                                                                 (3,321,424)          (380,394)           (786,143)
Financing activities:
     Issuance of capital stock                                                    2,741,872            188,323             259,148
     Issuance of convertible debentures                                              66,639             66,639                   -
     Common shares rescinded or repurchased                                         (47,226)                 -             (47,226)
     Proceeds from subscriptions for shares                                         914,594              4,875              45,926
     -------------------------------------------------------------------------------------------------------------------------------
                                                                                  3,675,879            259,837             257,848
Investing activities:
     Advances and deposits                                                         (178,483)                 -             (16,408)
     Proceeds on disposition of fixed assets                                          6,189                  -                   -
     Acquisition of fixed assets                                                   (103,508)                 -              (2,278)
     Acquisition of product rights                                                  (90,577)                 -                   -
     -------------------------------------------------------------------------------------------------------------------------------
                                                                                   (366,379)                 -             (18,686)

Effects of change in exchange rates on cash and cash equivalents                     33,481                  -                   -
------------------------------------------------------------------------------------------------------------------------------------
Increase (decrease) in cash and cash equivalents                                     21,557           (120,557)           (546,981)

Cash and cash equivalents, beginning of period                                           -             142,114             741,152
------------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                                 $           21,557      $      21,557       $     194,171
====================================================================================================================================






L.O.M. MEDICAL INTERNATIONAL INC.
(A Development Stage Enterprise)

Consolidated Statements of Cash Flows (continued)
($ United States)

Nine months ended February 28, 2003 and 2002 and period from inception (March
17, 1997) to February 28, 2003
(Unaudited)

====================================================================================================================================

Supplementary information
   Interest paid                                                         $                -      $           -         $         -
   Income taxes paid                                                                      -                  -                   -
Non-cash financing and investing activities
   Issuance of redeemable preferred shares for product rights                       309,677                  -                   -
   Common shares issued for conversion of share subscriptions                       909,719             34,375              22,100
   Common shares issued for consulting services                                     106,334             88,734                   -
   Common shares rescinded and cancelled                                             46,226                  -                   -
   Subscriptions for common shares for consulting services                            3,250              3,250                   -
   Common shares issued upon conversion of convertible promissory
     notes                                                                              646                646                   -
   Subscriptions for common shares upon conversion of convertible
     promissory notes                                                                   647                647                   -
   Compensation cost of stock options issued for services (note 5)                  486,719            191,450                   -
   Unpaid amount related to rescinded shares (note 2 (a))                           158,334            (59,013)            216,597
   Unpaid amount related to returned shares                                           6,851                  -                   -
====================================================================================================================================

See accompanying notes to consolidated financial statements

L.O.M. MEDICAL INTERNATIONAL INC.
(A Development Stage Enterprise)

Consolidated Statement of Stockholders' Equity (Deficiency) and Comprehensive
Loss
$ United States

Period from inception (March 17, 1997) to February 28, 2003

====================================================================================================================================
                                              Capital Stock                         Deficit
                                         ----------------------                 Accumulated     Accumulated          Total
                                             Number                Additional    During the           Other  Stockholders'
                                          of Common                   Paid in   Development   Comprehensive         Equity
                                             Shares      Amount       Capital         Stage          Income   (Deficiency)
------------------------------------------------------------------------------------------------------------------------------------

Common shares issued on incorporation             3  $        1  $          -  $          -  $            -  $           1

Comprehensive income (loss):
  Loss                                            -           -             -      (138,272)              -       (138,272)
  Foreign currency translation                    -           -             -             -          13,582         13,582
------------------------------------------------------------------------------------------------------------------------------------
Comprehensive loss                                                                                                (124,690)

------------------------------------------------------------------------------------------------------------------------------------
Balance, May 31, 1997                             3           1             -      (138,272)         13,582       (124,689)

Common shares issued to founders
  and others at $0.001                    4,210,090       4,210             -             -               -          4,210

Common shares issued at $1.00
  net of share issue costs                  668,154         668       469,887             -               -        470,555

Common shares issued at $1.00 on
  conversion of share subscriptions         605,000         605       604,395             -               -        605,000

Comprehensive income (loss):
  Loss                                            -           -             -      (293,239)              -       (293,239)
  Foreign currency translation                    -           -             -             -           (7,294)       (7,294)
------------------------------------------------------------------------------------------------------------------------------------
Comprehensive loss                                                                                               (300,533)

------------------------------------------------------------------------------------------------------------------------------------
Balance, May 31, 1998                     5,483,247       5,484     1,074,282     (431,511)           6,288        654,543

Common shares issued on
  November 30, 1998 at $3.25
  net of share issue costs                   36,300          36        96,726             -               -         96,762

Comprehensive income (loss):
  Loss                                            -           -             -      (726,055)              -       (726,055)
  Foreign currency translation                    -           -             -             -          17,038         17,038
------------------------------------------------------------------------------------------------------------------------------------
Comprehensive loss                                                                                                (709,017)

------------------------------------------------------------------------------------------------------------------------------------
Balance, May 31, 1999                     5,519,547       5,520     1,171,008    (1,157,566)         23,326         42,288

Common shares issued on
  April 17, 2000 at $3.25
  net of share issue costs                  307,610         308       967,335             -               -        967,643

Common shares issued on
  May 10, 2000 at $3.25 on
  conversion of share
  subscriptions                              19,302          19        62,712             -               -         62,731

Comprehensive income (loss):
  Loss                                            -           -             -      (508,835)              -       (508,835)
  Foreign currency translation                    -           -             -             -           9,978          9,978
------------------------------------------------------------------------------------------------------------------------------------
Comprehensive loss                                                                                                (498,857)

------------------------------------------------------------------------------------------------------------------------------------

Balance, May 31, 2000                     5,846,459  $    5,847  $  2,201,055  $ (1,666,401) $       33,304  $     573,805
====================================================================================================================================








L.O.M. MEDICAL INTERNATIONAL INC.
(A Development Stage Enterprise)

Consolidated Statements of Stockholders' Equity (Deficiency) and Comprehensive
Income (continued)
$ United States

For the period from inception (March 17, 1997) to February 28, 2003

====================================================================================================================================
                                              Capital Stock                         Deficit
                                         ----------------------                 Accumulated     Accumulated          Total
                                             Number                Additional    During the           Other  Stockholders'
                                          of Common                   Paid in   Development   Comprehensive         Equity
                                             Shares      Amount       Capital         Stage          Income   (Deficiency)
------------------------------------------------------------------------------------------------------------------------------------

Balance, May 31, 2000,
  carried forward                         5,846,459  $    5,847  $  2,201,055  $(1,666,401)  $       33,304  $     573,805

Common shares issued on
  September 22, 2000 for
  cash at $3.25 net of share
  issue costs                               249,271         250       726,654             -               -        726,904

Common shares issued on
  December 19, 2000 at $3.25
  on conversion of share
  subscriptions                              57,081          57       185,456             -               -        185,513

Compensation costs for
  stock options issued for
  services                                        -           -       295,269             -               -        295,269

Comprehensive income (loss):
  Loss                                            -           -             -    (1,216,128)              -     (1,216,128)
  Foreign currency translation                    -           -             -             -               -              -
------------------------------------------------------------------------------------------------------------------------------------
Comprehensive loss                                                                                              (1,216,128)

------------------------------------------------------------------------------------------------------------------------------------

Balance, May 31, 2001                     6,152,811       6,154     3,408,434    (2,882,529)         33,304        565,363

Common shares issued on
  August 31, 2001 at $3.25
  on conversion of share
  subscriptions                               6,800           7        22,093             -               -         22,100

Common shares issued for cash
  on October 11, 2001 at $3.25, net
  of share issue costs                       38,211          38       110,245             -               -        110,283

Common shares issued for cash
  on January 10, 2002 at $3.25                5,020           5        16,310             -               -         16,315

Common shares issued for cash
  on January 10, 2002 at $2.41               47,697          47       114,903             -               -        114,950

Common shares issued for consulting
  services rendered on January 10, 2002
  at $2.41                                    7,303           7        17,593             -               -         17,600

Shares rescinded and cancelled
  on February 22, 2002                      (18,702)        (19)      (46,207)            -               -        (46,226)

Common shares issued for cash
  on April 2, 2002 at $3.25                   2,880           3         9,357             -               -          9,360

Common shares issued for cash
  on April 2, 2002 at $2.41                  10,400          10        25,054             -               -         25,064




L.O.M. MEDICAL INTERNATIONAL INC.
(A Development Stage Enterprise)

Consolidated Statements of Stockholders' Equity (Deficiency) and Comprehensive
Income (continued)
$ United States

Period from inception (March 17, 1997) to February 28, 2003

====================================================================================================================================
                                              Capital Stock                         Deficit
                                         ----------------------                 Accumulated     Accumulated          Total
                                             Number                Additional    During the           Other  Stockholders'
                                          of Common                   Paid in   Development   Comprehensive         Equity
                                             Shares      Amount       Capital         Stage          Income   (Deficiency)
------------------------------------------------------------------------------------------------------------------------------------

Common shares issued for cash
  on April 2, 2002 at $1.00                  10,000          10         9,990             -               -         10,000

Common shares issued for cash
  on April 24, 2002 at $3.25                    462           1         1,501             -               -          1,502

Comprehensive loss                                -           -             -    (1,051,699)              -     (1,051,699)
------------------------------------------------------------------------------------------------------------------------------------
                                          6,262,882       6,263     3,689,273    (3,934,228)         33,304       (205,388)
Shares rescinded and retained
  as treasury stock                         (81,231)        (81)     (217,266)            -               -       (217,347)
Shares repurchased and retained
  as treasury stock                          (3,205)         (3)       (7,848)            -               -         (7,851)
------------------------------------------------------------------------------------------------------------------------------------
Balance, May 31, 2002                     6,178,446       6,179     3,464,159    (3,934,228)         33,304       (430,586)

Common shares issued on conversion
  of share subscriptions on
  August 30, 2002 at $3.25, net
  of share issue costs                       10,693          11        34,364             -               -         34,375

Common shares issued for cash on
  October 29, 2002 at $2.485                    165           -           410             -               -            410

Common shares issued for cash on
  October 29, 2002 at $2.61, net
  of share issue costs                       16,935          17        44,183             -               -         44,200

Common shares issued for cash on
  October 29, 2002 at $2.70, net
  of share issue costs                       14,923          15        40,275             -               -         40,290

Common shares issued for cash on
  October 29, 2002 at $3.25                     500           -         1,625             -               -          1,625

Common shares issued for cash on
  October 29, 2002 at $4.40                  14,546          15        63,985             -               -         64,000

Common shares issued for consulting
  services on October 29, 2002
  at $3.09                                   23,827          24        73,636             -               -         73,660

Common shares issued for cash on
  February 28, 2003 at $3.25                 11,630          12        37,786             -               -         37,798

Common shares issued for consulting
  services on February 28, 2003
  at $3.25                                    4,638           5        15,069             -               -         15,074

Common shares issued on
  February 28, 2003 at $2.00 upon
  conversion of convertible promissory
  note                                          323           -           646             -               -            646

Share rescission retracted (note 2 (a))      32,363          32        58,981             -               -         59,013

Beneficial conversion option
 on convertible promissory
  notes (note 3)                                  -           -        41,650             -               -         41,650

Compensation cost of options issued
  for services (note 5)                           -           -       191,450             -               -        191,450

Comprehensive loss:
  Loss                                            -           -             -      (721,331)              -       (721,331)
------------------------------------------------------------------------------------------------------------------------------------
Balance, February 28, 2003                6,308,989  $    6,310  $  4,068,219  $ (4,655,559) $       33,304  $    (547,726)
====================================================================================================================================

L.O.M. MEDICAL INTERNATIONAL INC.
(A Development Stage Enterprise)

Notes to Consolidated Financial Statements
($ United States)

Nine months ended February 28, 2003 and 2002
(Unaudited)

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

1.   Significant accounting policies:
-------------------------------------

     a)   Going concern

          These financial statements have been prepared by management on the going concern basis in accordance with accounting principles generally accepted in the United States of America, which assumes the realization of assets and liquidation of liabilities and commitments in the normal course of business. As shown in the consolidated financial statements, to date, the Company has generated no revenues, has a working capital deficiency and has accumulated a deficit since inception of $4,655,559. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern is dependent on its ability to generate future profitable operations and receive continued financial support from its stockholders and other investors. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

          In the short-term, management's plans involve obtaining additional funding from stockholders in the form of additional share subscriptions to support continued operations. In the longer term, management's plans include generating future profitable operations from future sales of the retractable syringe. There can be no assurance that a market will develop for the retractable syringe or that additional share financings will be available. Failure to obtain adequate financing to continue current development activities will cause the Company to curtail operations.

     b)   Basis of presentation

          The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All significant inter-company balances and transactions have been eliminated.

          The financial information presented as at February 28, 2003, for the three and nine months ended February 28, 2003 and 2002 and for the period from inception (March 17, 1997) to February 28, 2003 is unaudited, however, in the opinion of management, all adjustments (consisting solely of normal recurring items) necessary for the fair presentation of these unaudited amounts in conformity with accounting principles generally accepted in the United States of America have been made. These unaudited interim consolidated financial statements should be read in conjunction with the annual consolidated financial statements for the year ended May 31, 2002 filed under Form 10-KSB.

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

Nine months ended February 28, 2003 and 2002
(Unaudited)

================================================================================

2.   Contingent liability:
--------------------------

     (a) Stockholders who acquired 99,933 of common stock from the Company prior to May 31, 2001 for aggregate proceeds of approximately $263,573, exercised their right of rescission during the year ended May 31, 2002. As of February 28, 2003 the Company has repaid $46,226 of the $263,573. In addition, during the nine months ended February 28, 2003, 32,363 shares were retracted from the rescission offer by the original purchasers, resulting in a decrease in the liability of $59,013. These shares were returned to the shareholder and removed from treasury stock. The remaining $158,334 as at February 28, 2003 is unsecured and is included in accounts payable and accrued liabilities on the consolidated balance sheet. The Company does not have sufficient funds to repay this liability at this time.

          Treasury stock consists of the 99,933 shares of common stock originally acquired under the rescission order less 18,702 shares of common stock that was cancelled and 32,363 shares of common stock for which the rescission offer was retracted by the original purchaser plus 3,205 shares which were repurchased separately and are being held as treasury stock for total treasury stock of 52,073 shares.

     (b) The Company has signed an offer to purchase additional office space for approximately $604,000 with a planned occupancy date of April 1, 2003. To date the Company has not secured the necessary financing to fund this acquisition. It is not currently the intention of the Company to complete this transaction. As management's best estimate is that no liability will arise to the Company as a result of not completing this offer to purchase, no liability has been accrued in these consolidated financial statements.

3.   Convertible promissory notes:
----------------------------------

     During the nine months ended February 28, 2003, the Company issued convertible promissory notes for aggregate cash proceeds of $66,639. The convertible promissory notes bears interest at 7.25%, are unsecured and are due June 30, 2003. The original principal of the notes is convertible to common shares at $2.00 per share. Accrued and unpaid interest on the notes was not originally convertible to common shares, however during the quarter management and the note holders agreed to convert any unpaid interest at the conversion date at $2.00 per share as well.

     A deemed discount existed at the date of issue of the convertible promissory notes due to a beneficial conversion option, as they were convertible into common shares at a price that was less than the fair value of the common shares at the date of issuance. Accordingly, the deemed discount due to the beneficial conversion option of $41,650 is being amortized over the period from the issuance date to the first conversion date of June 30, 2003.

     During the nine months ended February 28, 2003, $1,288 of the convertible promissory notes plus accrued interest were converted into 323 common shares and subscriptions for 324 common shares of the Company.

     ===========================================================================
     Convertible promissory notes                                $      65,351

     Unamortized discount related to the beneficial conversion
     option                                                            (32,676)

     ---------------------------------------------------------------------------
                                                                 $      32,675
     ===========================================================================

L.O.M. MEDICAL INTERNATIONAL INC.
(A Development Stage Enterprise)

Notes to Consolidated Financial Statements
($ United States)

Nine months ended February 28, 2003 and 2002
(Unaudited)

================================================================================

4.   Share subscriptions:
-------------------------

     As at May 31, 2002, the Company had received share subscriptions for 10,693 common shares at $3.25 per share for net proceeds of $34,375. During the nine months ended February 28, 2003, the Company issued these shares and received additional share subscriptions for 1,500 common shares at $3.25 per share for net proceeds of $4,875, 1,000 common shares at $3.25 per share in exchange for services received prior to February 28, 2003 having a value of $3,250, as well as 324 shares at a price of $2.00 upon receipt of a notice of conversion for a convertible promissory note plus interest of $647. All subscription proceeds were received by the Company prior to February 28, 2003 and were issued subsequent to February 28, 2003.

5.   Stock options:
-------------------

     During the nine months ended February 28, 2003, the Company granted 359,833 common share stock purchase options. 124,333 of the options have an exercise price of $3.73 per share, while the remaining 235,500 options have an exercise price of $3.25 per share. 124,333 of the options expire on January 24, 2008, while the remaining 235,500 options expire on January 24, 2013. All options are fully vested.

     71,750 of the options were granted to non-employees for services. The fair value of the options of $191,450 was determined using the Black-Scholes method using the life of the options as the expected life, volatility factor of 80%, risk free rate of 2.75% and no assumed dividend rate and has been included in the determination of the loss for the period.

     The Company applies APB Opinion No. 25 in accounting for its stock options. Had the Company determined compensation cost based on the fair value at the grant date for its employee stock options calculated in accordance with SFAS 123, the Company's loss for the nine months ended February 28, 2003 would have increased to the performa amounts indicated below:

     ===========================================================================
                                                                       2003
     ---------------------------------------------------------------------------

     Loss
        As reported                                               (721,331)
        Pro forma                                               (1,664,331)

     Loss per share
        As reported                                                  (0.12)
        Pro forma                                                    (0.27)

     ===========================================================================

     The fair value of $943,000 of the options granted to employees during the quarter was determined using the Black-Scholes method using the assumptions noted above.

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

Our engineering personnel are continuing the additional patenting of the L.O.M. retractable syringe. We are ensuring that patents correctly protect every detail pertaining to the syringe. The detailed patenting will also include the retraction technology, and any other medical device that the retraction technology incorporates.

Additional modeling and testing of the 3cc syringe have led to additional enhancements to the syringe. These enhancements have led to the reduction of the length, and the reduced complexity of the various parts. Initially, this task was to eliminate any dead space in the syringe. This proved to be successful as well as enhanced performance of the retraction process. The syringe now has the same length and diameter as a conventional syringe, which is a requirement for the end user.

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

To satisfy our financial obligations pursuant to agreements to which we are a party during the next few months we require additional cash resources of approximately $450,000, not inclusive of any additional cash resources required to commence manufacturing. From our inception on March 17, 1997, to February 28, 2003, we have incurred $1,369,062 related to the development of the Syringe, including the proof of concept prototype and molds for the test syringes.

We are not currently producing commercial quantities of products or currently supplying any services to any third parties. No assurance can be given that we will, on a timely basis, be able to make the transition from manufacturing test quantities of the Syringe to commercial production quantities successfully or arrange for contract manufacturing.

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

Genetic Patents
---------------

We are currently negotiating licensing agreements with the owners of various patents on genetic vectors. As of February 28, 2003, we have advanced $54,680 to the patent owners. Given the uncertainty regarding the future recoverability of these advances we wrote these advances off in our 2002 fiscal year.

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

Liquidity and Capital Resources
-------------------------------

We believe we have raised enough capital to allow us to meet our financial obligations for a period of at least 3 months from February 28, 2003, not including our current obligations, aggregating $158,334 under the British Columbia Securities Commission rescission offer. However, this three-month forecast is a forward-looking statement that involves risks and uncertainties. Actual results could differ significantly as a result of these uncertainties as the forecast assumes on-going support from creditors, including the obligations under the rescission offer, and shareholders.

We had cash resources of $21,557 at February 28, 2003. At May 31, 2002, we had cash resources of $142,114. At February 28, 2003, total current assets were $48,355 and total current liabilities of $321,384. At February 28, 2003, total current liabilities exceeded total current assets by $273,029. At May 31, 2002, total current assets were of $169,282 and total current liabilities of $319,537. At May 31, 2002, total current liabilities exceeded total current assets by $150,255. Because we are not generating any revenues, our only external source of liquidity is the sale of our capital stock. We have no contractual obligations for capital purchases or any other commitments at this time, other than an offer to purchase additional office space for approximately $604,000 with a planned occupancy date of April 1, 2003. To date the Company has not secured the necessary financing to fund this acquisition and currently does not expect to complete this acquisition.

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

The consolidated financial statements have been prepared on the going concern basis, which assumes the realization of assets and liquidation of liabilities in the normal course of operations. If the Company were not to continue as a going concern, it would likely not be able to realize on its assets at values comparable to the carrying value or the fair value estimates reflected in the balances set out in the preparation of the consolidated financial statements. As described elsewhere in this report, at February 28, 2003 there are certain conditions that currently exist which raise substantial doubt about the validity of this assumption. While the Company anticipates raising additional funding through future profitable operations and the sale of share subscriptions to remove the substantial doubt, these funds are not assured. Failure to raise additional funds may result in the Company curtailing operations or writing assets and liabilities down to liquidation values, or both.

Results of Operations
---------------------

We have not yet realized any revenues from operations. The loss from March 17, 1997 (inception) to February 28, 2003, was $4,655,559. The loss for the 9-month period ended February 28, 2003, was $721,331 compared to a loss of $834,831 for the 9-month period ended February 28, 2002. Such losses were primarily the result of product development and operational expenditures.

In the current 3-month period the loss, before compensation cost of options granted to non-employees of $191,450, has decreased compared to the prior comparable period because we are restricting outflow of funds until we have additional capitalization. During the 9-month period ending February 28, 2003, we have paid $75,556 with regards to developing the Syringe and the Blood Collection units, compared to $383,163 incurred during the 9-months ending February 28, 2002. General and administrative expenses for the 9-month period ending February 28, 2003 have remained similar to the 9-month period amount ending February 28, 2002 except for compensation cost of options granted to non-employees during the 9 months ended February 28, 2003.

For the 9-month period ended February 28, 2003, capital stock and additional paid-in capital have increased by $604,191 since May 31, 2002 due to the conversion of stock subscriptions to common shares, a beneficial conversion option on convertible promissory notes, compensation cost of options granted to non-employees and the issuance of common shares for cash and services.

Item 3.  Controls and Procedures
--------------------------------

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

Within the 90 days prior to the date of this report, the Company's Chief Executive Officer and Chief Financial Officer, with the participation of other members of management, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14 of the Securities Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective in connection with the filing of this Quarterly Report on Form 10-QSB for the quarter ended February 28, 2003.

There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of our most recent evaluation, including any significant deficiencies and material weaknesses of internal controls that would require corrective action.

                                     Part II
                                     -------


Item 1.  Legal Proceedings
--------------------------

Litigation Involving Our Subsidiary.
------------------------------------

None

British Columbia Securities Commission Rescission Offer.
--------------------------------------------------------

As of February 28, 2003, stockholders holding 67,570 shares of our common stock with a paid up capital of $204,560 have exercised their right of rescission. As of February 28, 2003, $46,226 had been paid regarding the rescission offer, leaving $158,334 remaining to be paid, which has been recorded in our accounts payable and accrued liabilities.

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

Stock Options.
--------------

Our Board of Directors has adopted a stock option plan ("Stock Option Plan"). The Stock Option Plan is designed to retain qualified and competent officers, employees and directors of the Company. Our Board of Directors, or a committee thereof, shall administer the Stock Option Plan and is authorized, in its sole and absolute discretion, to grant options to all of our eligible employees, officers and directors (whether or not employed by us). During the year ended May 31, 2001, 340,417 and during the nine month period ended February 28, 2003, 359,833 stock options were granted in accordance with the Stock Option Plan. Under SFAS 123, compensation cost of $486,719 has been recorded for those options issued to consultants to February 28, 2003. Options granted pursuant to the Stock Option Plan will be exercisable within the period specified in the respective stock option agreements. Options granted under the Stock Option Plan will not be exercisable after the expiration of ten (10) years from the date of grant for shareholders with less than 10% ownership and five (5) years for shareholders with 10% or more share ownership.

Share Issuances.
----------------

During the three months ended February 28, 2003, 16,268 common shares were issued pursuant to Regulation S at a purchase price of $3.25 per share on conversion of stock subscriptions received prior to November 30, 2002, and 323 common shares were issued pursuant to Regulation S at a purchase price of $2.00 per share on conversion of convertible promissory notes. Subsequent to February 28, 2003, 2,500 common shares were issued pursuant to Regulation S at a price of $3.25 per share for subscriptions received prior to February 28, 2003 and 324 common shares were issued at a price of $2.00 per share on conversion of convertible promissory notes.

Item 3.  Default Upon Senior Securities
---------------------------------------

None.

Item 4.  Submission of Matters to Vote of Security Holders
----------------------------------------------------------

None

Item 5.  Other Information
--------------------------

None

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

Dated:   April 11, 2003                   L.O.M. Medical International, Inc.


                                          By:    /s/ John Klippenstein
                                             -----------------------------------
                                                 John Klippenstein
                                          Its:   President


                                          By:    /s/ Tanya Sedlacek
                                             -----------------------------------
                                                 Tanya Sedlacek
                                          Its:   Chief Financial Officer

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

Date: April 11, 2003



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

Date: April 11, 2003



/s/ Tanya Sedlacek
--------------------------------
Tanya Sedlacek, CFO