Form 10KSB
period 2003-05-31
L O M MEDICAL INTERNATIONAL INC
filed 2003-09-11
CIK 1065502

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-KSB
                                   -----------

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, for the fiscal year ended May 31, 2003

                          Commission File No. 000-26089
                                              ---------

                       L.O.M. MEDICAL INTERNATIONAL, INC.
                       ----------------------------------
             (Exact name of registrant as specified in its charter)

DELAWARE                                                              98-0178784
--------------------------------------------------------------------------------
(State or other jurisdiction                                    (I.R.S. Employer
of incorporation or organization)                            Identification No.)

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act). As of May 31, 2003, approximately $4,087,051.

The number of shares outstanding of the issuer's only class of Common Stock, $.001 par value, was 6,311,813 on May 31, 2003.

Documents incorporated by reference. There are no annual reports to security holders, proxy information statements, or any prospectus filed pursuant to Rule 424 of the Securities Act of 1933 incorporated herein by reference.

Transitional Small Business Disclosure format (check one):
                Yes [ ]         No [X]

PART I.
-------

Item 1. Description of Business.
--------------------------------

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

Business of the Company.
------------------------

The Company was incorporated for the purpose of researching and developing health care products. The goal is to become an innovator and provider of a retractable syringe ("Syringe") and related products and technologies to the health care market. We successfully patented and licensed products in 70 countries including the United States and Canada and continue to maintain these patents. We plan to develop new and improved products and provide the health care industry with better, safer products throughout the world.

The Retractable Syringe.
------------------------

We believe the Syringe will change standard disposal methods for used syringes. The Syringe has been developed to function as a standard hypodermic syringe, which we believe is safer to the caregiver or health care worker. We believe that the Syringe's unique design will allow health care providers to avoid direct contact with used needles. The Syringe is covered by United States Patent No. 5,868,713, dated February 9, 1999, and international patents have been filed in 84 different countries.

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

It is anticipated that the products and technologies that we develop will be offered to distributors on a worldwide basis, with an initial emphasis in Canada and the United States. It is hoped that new product and technology ideas will be generated through active dialogues among our potential customers, and our network of scientific advisors. We also hope to participate in national and international conferences, and to generate reviews in selected scientific literature.

Management interacts with a network of scientific advisors within the industry, including members of academic institutions, as well as potential customers. We anticipate that these relationships will enable us to identify the specialized needs of those potential customers, and to provide innovative and commercially acceptable products and technologies. At this time, our relationship with scientific advisors and academic institutions is limited to advisory relationships. We currently have no contracts for testing the Syringe with teaching universities and there is a risk that such testing arrangements may not occur.

Our engineering personnel are continuing the additional patenting of the L.O.M. retractable syringe. We are ensuring that patents correctly protect every detail pertaining to the Syringe. The detailed patenting will also include the retraction technology, and any other medical device that the retraction technology incorporates.

Additional testing and refining of the 3cc syringe have led to additional enhancements to the Syringe. These enhancements have led to the reduction of the length, and the reduced complexity of the various parts. Initially, this task was to eliminate any dead space in the Syringe. This proved to be successful as well as enhanced performance of the retraction process. It also simplifies the manufacturing and reduces production costs. The Syringe now has the same length and diameter as a conventional syringe, which is a requirement for the end user. The production molds will be modified for these size changes. The designs of the ..5cc, 1cc, 1.5cc, 5cc and the 10cc are ready for prototyping. The final design enhancements of the 3cc syringe have been incorporated into the 1cc design. With the 1cc being considerably smaller than the 3cc, the tolerances are much tighter. The extra engineering during computer modeling of component sizing ensures that the 1cc syringe performs as well as the 3cc. The extensive designing of the syringe components have utilized the shared parts between all sizes, thus minimizing overall cost of total parts.

The Company has begun design plans for an assembly line to produce the Syringe in commercial quantities. The plan is being developed jointly by management and a consulting engineer. The assembly line plan contemplates features such as programmable robotic systems with machine vision technology and high-speed parts flexible feeder systems. The Company is also contemplating injector moulding machines, sterilization units, packaging equipment and other components that comprise the planned assembly line. Such plans are contingent upon the availability of funding. There can be no assurance that the Company will be able to access sufficient or suitable funding to complete its plans.

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

We anticipate subcontracting the first two years of commercial production of the Syringe. At the end of the second year of production, we anticipate engaging in significant discussions regarding the potential for the construction of our own production facility. We recognize that the construction of a production facility will be contingent upon us having reached our sales, profit projections and financing requirements.

The Blood Collection System
---------------------------

We have incorporated the retraction technology into blood collection kits. The L.O.M. blood collection kit includes the holder, retractable needle, gas cell, and the retraction technology. The Company has also designed a winged blood collection retractable needle. The L.O.M. blood collection tubes complement both of these systems.

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

Patents for the L.O.M. blood collection kits are currently being filed. We expect to commence the prototyping phase shortly.

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

Genetic Patents.
----------------

We are currently negotiating licensing agreements with the owners of various patents on genetic vectors. As of May 31, 2003, we have advanced $54,680 to the patent owners. Given the uncertainty regarding the future recoverability of these advances we wrote these advances off in our 2002 fiscal year.

Business of the Company's Subsidiary.
-------------------------------------

There has been no activity in the subsidiary this year. For the foreseeable future the subsidiary will be inactive.

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

Employees. We currently have four employees and several consultants on staff. We
----------
also use consultants for business, accounting, engineering, and legal services as required. Our management has experience and background in manufacturing medical products and obtaining patents internationally, as well as obtaining medical approvals worldwide.

Our four employees are Maria Klippenstein, John Klippenstein, Julie Yarbrough, and Tanya Sedlacek. Mrs. Klippenstein is the Secretary and Treasurer of our Company. Her day-to-day duties include reporting to our stock transfer agent, shareholder relations, reporting to our corporate securities attorney, and reporting to our patent attorneys. Mr. Klippenstein is our President and Chief Executive Officer. He performs all the duties of that office. Mrs. Julie Yarbrough handles office administration, secretarial, and accounting duties. Tanya Sedlacek is our Chief Financial Officer. Ms. Sedlacek's day-to-day duties include corporate finances, accounting and communications with our auditors, corporate reporting, financial reporting to our Board of Directors, corporate financial advising, organization and reporting on annual shareholder meetings, as well as managing daily office and accounting operations. Finally, Kevin Conway provides us with engineering services on a subcontract basis.

LOM has also hired Peter McFadden, Chartered Accountant as a consultant. Mr. McFadden performs the duties of advisor to the CEO and CFO. His duties included annual tax filings, corporate financial advising, and corporate tax planning.

Competition.  Competition  in the  medical  products  industry is intense and we
------------
expect the competition to increase. We will compete directly with other companies and businesses that have developed and are in the process of developing technologies and products which will be competitive with the products developed and offered by us. There can be no assurance that other technologies or products, which are functionally equivalent or similar to our technologies and products, have not been developed or are not in development. We expect that there are companies or businesses, which may have developed or are developing such technologies and products as well as other companies and businesses which have the expertise, which would encourage them to develop and market products directly competitive with those developed and marketed by us. Many of these competitors have greater financial and other resources, and more experience in research and development than us. To the extent that customers exhibit loyalty to the supplier that first supplies them with a particular product or technology, our competitors may have an advantage over us with respect to products and technologies first developed by such competitors. As a result of their size and breadth of their product offerings, certain of these competitors have been and will be able to establish managed accounts by which, through a combination of direct computer links and volume discounts, they seek to gain a disproportionate share of orders for health care products and technologies from prospective customers. Such managed accounts present significant competitive barriers to us. It is anticipated that we will benefit from our participation in niche research markets, which as they expand, may attract the attention of our competitors.

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

Specifically, when we applied for our United States patents in 1997, a United States Patent search revealed 7 separate patents, which related to different safety syringes. We also caused the preparation of a market report issued by Frost & Sullivan entitled "U.S. Disposable Needle, Syringe, and Related Products, Markets" Publication No. 5341-54. The market report described the market, pricing and the specific competition. We believe that there is virtually no competition other than one syringe manufacturer, presently located in Texas. The company which manufacturers this syringe is called Retractable Technologies Inc. ("RTI"). The syringe manufactured by RTI works on a pre-tension stainless spring, which releases once the medicine chamber is emptied. The plunger will trigger the retraction by applying additional pressure. The price of this syringe is US$0.52 per 3CC syringe, whereas standard 3CC syringes sell at US$0.26. The syringe manufactured by RTI is currently marketed only in California because RTI is not able to produce enough products to satisfy the demand because the RTI design is labor intensive and does not allow on-line high-speed production. We believe that the Syringe has the distinct design advantage in that the Syringe was designed and engineered for high speed production and its cost and is much more cost effective and not as labor intensive as the syringe produced by RTI.

Item 2. Description of Property.
--------------------------------

Property held by the Company. The Company holds no property at this time.
-----------------------------

The Company's  Facilities.  We lease office space located at 3-1482  Springfield
--------------------------
Road, Kelowna, Canada from Tech-Nacan Consultants ("Tech-Nacan"). Tech-Nacan is a company owned by John Klippenstein, the Company's President, Chief Executive Officer and sole director, and Maria Klippenstein, Secretary and the Treasurer of the Company. We also leased office space at 885 Dunsmuir Street in Vancouver, Canada from an unrelated third party up to May 31, 2003. The office was the location of our Vancouver offices for the primary use of business meetings. LOM no longer leases these premises. In addition we lease storage space in Great Plains Industrial Park in Saskatchewan for the assembly and storage of the Lens-O-Matic product, from an unrelated third party. For the year ended May 31, 2002, we paid a total of US$38,404 toward the rental of our Kelowna and Vancouver offices. For the year ended May 31, 2003, we paid US$39,162 toward the rental of our Kelowna and Vancouver offices. With regard to the Great Plains storage we pay $100 CDN per month. The lease is from month-to-month. We are obligated to make future lease payments as follows:

       Year                                        Payment
       ----                                        -------

       2004                                       $  40,864
       2005                                       $  13,526
       2006                                       $   1,097


Item 3. Legal Proceedings
-------------------------

British Columbia Securities Commission.
---------------------------------------

During the year ended May 31 2002, the Company engaged in discussions with staff of the British Columbia Securities Commission (the "BCSC") concerning the distribution of the Company's common stock to certain residents of British Columbia. Staff of the BCSC took the position that the distribution of certain shares may not have, in all circumstances, satisfied the prospectus exemption requirements under the Securities Act (British Columbia). In order to resolve the concerns of staff of the BCSC, the Company agreed to make an offer of rescission (the "Rescission Offer") to purchasers of its common stock residing in British Columbia. Stockholders who acquired 99,933 common shares from the Company for aggregate proceeds of $263,573 exercised their right of rescission. As of May 31, 2003, the Company has repaid $46,226 of the $263,573. In addition, during the year ended May 31, 2003, 32,363 shares were retracted from the rescission offer by the original purchaser, resulting in a decrease in liability of $59,013. These shares were returned to the shareholder and removed from treasury stock. The remaining payable balance of $158,334 is included in accounts payable and accrued liabilities on the consolidated balance sheet. The Company does not have sufficient funds to repay this liability at this time.

During 2002, two shareholders, not entitled to the rescission offer, holding 1,000 and 2,205 common shares with a cost of $1,000 and $6,851 respectively, requested that the Company accept the return of their shares. The Company accepted the return of the shares and repaid the original subscription price of $1,000 to one shareholder and has recorded a liability of $6,851, which is included in accounts payable and accrued liabilities for the other shareholder. All of these shares are held as treasury stock as at May 31, 2003.

In a Board of Directors (the "Board") meeting on May 16, 2003, the Board made several allegations regarding alleged inappropriate conduct of the President. The Board members allege that the President received proceeds for subscriptions for common shares of the Company but did not forward the funds to the Company for deposit, did not disclose that he and the Company were subject to additional scrutiny by the BCSC, did not disclose to the Board past restrictions on the President's trading of securities imposed by the Saskatchewan Securities
Commission, granted licensing rights of the Company's retractable syringe to third parties without the consent of the Board, gave an undertaking to shareholders and other investors relating to the future value of the Company's common stock and was engaged in unfair practices with the intent of effecting the trade of the Company's common stock. The majority of the Board voted to ask for the resignation of the President and to remove him from his position as director. The President refused to resign and subsequent to the meeting, the President and majority shareholder terminated the entire Board and became the sole director of the Company.

The Company and the President, who is the sole director, are scheduled to appear in a hearing before the BCSC on August 19, 2003 to respond to the above allegations and the status of the rescission offer (note 5(a)). Possible implications of the hearing, if the ruling is not in favour of the President and the Company, include the President and the Company being banned from trading securities in BC, the president being banned from being a director or engaging in investor relations activities and the payment of penalties, fines and the costs of the hearing. The Company and the President dispute the validity of the above allegations have engaged legal counsel and intend to vigorously defend themselves against the allegations. The outcome of these matters cannot be determined at this time.

There are no other security issues pending against the Company nor are any other such actions contemplated.


Item 4. Submission of Matters to a Vote of Security Holders.
------------------------------------------------------------

Within the last fiscal year, holders of a majority of the issued and outstanding shares of the Company removed David A. Gramlich, Dr. Colin Lee, Dr. Jeffrey Berg, and Clifford Mandell as members of our Board of Directors effective May 16, 2003.

PART II.
--------

Item 5. Market for Common Equity and Related Stockholder Matters
----------------------------------------------------------------

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

We are authorized to issue 50,000,000 shares of common stock, $0.001 par value, each share of common stock having equal rights and preferences, including voting privileges. We are also authorized to issue 5,000,000 shares of preferred stock with a par value of $0.001. As of May 31, 2003 6,311,813 shares of the Company's common stock were issued and outstanding. As of May 31, 2003, 4,000 of our subsidiaries redeemable preferred stock were issued and outstanding.

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

Sale  of  Securities.  As at May  31,  2002,  the  Company  had  received  share
---------------------
subscriptions for 10,693 common shares at $3.25 per share for net proceeds of $34,375. During the year ended May 31, 2003, the Company issued these shares and received additional share subscriptions for 11,337 common shares at $3.25 per share for net proceeds of $36,845, 19,394 common shares at $2.50 per share for net proceeds of $48,485, 455 common shares at $2.20 per share for net proceeds of $1,000, 500 common shares in exchange for services received prior to May 31, 2003 having a value of $1,625, as well as 6,325 shares at a price of $2.00 per share upon receipt of a notice of conversion for a convertible promissory note plus interest of $12,650. All subscription proceeds and related services were received by the Company prior to May 31, 2003 and were issued subsequent to May 31, 2003. During the fiscal year ended May 31, 2002, the Company rescinded

99,933 shares of common stock, of which 18,702 were cancelled and 32,363 shares of common stock for, which the rescission offer was retracted by the original purchaser. The remaining shares were held as treasury stock. The common stock was sold for $2.41 to $3.25 per share. The lower priced stock related to the stock that was rescinded and sold at the average rescission price. During the fiscal year ended May 31, 2002, the Company purchased 3,205 shares of its common stock. The Company sold to "accredited investors" only as that term is defined in Rule 501 of the Securities Exchange Act of 1934.

Stock  Options.  Our Board of Directors  has adopted a stock option plan ("Stock
---------------
Option Plan"). The Stock Option Plan is designed to retain qualified and competent officers, employees and directors of the Company. Our Board of Directors, or a committee thereof, shall administer the Stock Option Plan and is authorized, in its sole and absolute discretion, to grant options to all eligible employees of the Company, including officers and directors (whether or not employees) of the Company. During the year ended May 31, 2003, the Company granted 359,833 common share stock options under the Stock Option Plan (for further details, please refer to Note 8 of the consolidated financial statements included herein). Options granted pursuant to the Stock Option Plan will be exercisable within the period specified in the stock option agreement. Options granted under the Stock Option Plan will not be exercisable after the expiration of ten (10) years from the date of grant for shareholders with less than 10% ownership and five (5) years for shareholders with 10% or more share ownership. The Stock Option Plan will also authorize us to make loans to optionees to enable them to exercise their options.

Warrants.  We have  offered to all  shareholders  of record on May 31,  2001 one
---------
warrant for every two shares held by each shareholder. Each whole warrant entitles the holder of such warrant to purchase one share of our common stock for $5.00 per share. Each warrant expires by its own terms ninety days after the first transaction in the Company's shares occurs on the Over-the-Counter Bulletin Board.

As of May 31, 2003, there were 3,076,405 warrants outstanding. Each of these warrants expires by their own terms 90 days after the first trade of the Company's stock should the stock be listed on the Over-the-Counter Bulletin Board. Each warrant grants the holder the right to purchase one share of the Company's common stock for US$5.00 per share. Each warrant was issued pursuant to Rule 506 of Regulation D promulgated by the Securities and Exchange Commission.

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


General
-------

We are not currently producing commercial quantities of our products nor are we currently supplying any services to any third parties. No assurance can be given that we will, in a timely fashion, be able to make the transition from manufacturing testing quantities of the Syringe to commercial production quantities successfully or be able to arrange for contract manufacturing.

We have produced 33,000 units of our eye care products. Our current production capacity does allow for the production of commercial quantities of our eye care products. We believe that we can increase our output to 150,000 units. We have designed a second set of dies that we believe will have a 300,000-unit capacity, which would allow the production of a total of 450,000 units of our eye care products per month.

We are concentrating the majority of our efforts on the development of the Syringe.

We anticipate that we will contract out the first two years of production of the Syringe. At the end of the second year of production, we anticipate we will engage in significant discussions regarding the potential for the construction of our own production facility. We recognize that the construction of our own production facility will be contingent upon us having reached our sales, profit and funding projections. We anticipate that we will present this issue for vote by our Board of Directors and shareholders. In this regard, we anticipate that we will locate our production facilities in North America, specifically, the state of Washington, due to its strategic location for penetration into the United States and Canadian markets.

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

Future Capital Requirements
---------------------------

We still require additional cash to implement our business strategies, including cash for payment of increased operating expenses and our existing obligations and commitments. No assurance can be given that we will have access to the capital markets in the future, or that financing will be available on acceptable terms to satisfy our cash requirements necessary to implement the business strategies. The inability to access the capital markets or obtain acceptable financing could have a material adverse effect on our results of operations and financial condition.

Our forecast of the period of time during which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary as a result of a number of factors.

We will have to raise additional capital during the next three months in order to develop, promote, produce and distribute our proposed products as well as satisfy our existing obligations, including the liability disclosed in note 5 to the financial statements. Such additional capital may be raised through additional public or private financings, as well as borrowings and other resources. To the extent that additional capital is raised through the sale of equity or equity-related securities, the issuance of such securities could result in dilution of the stockholders.

There can be no assurance that additional funding will be available on favorable terms, if at all. If adequate funds are not available within the next three months, we will be required to curtail operations significantly or to obtain funds through entering into arrangements with collaborative partners or others that may require us to relinquish rights to certain of our products that we would not otherwise relinquish.

The auditors' report on our May 31, 2003 consolidated financial statements includes a paragraph explaining that we have generated no revenues, have a working capital deficiency and accumulated a deficit since inception of $4,981,506 which are factors, among others, that raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Business Risks
--------------

We are exposed to a variety of business risks, some of which are inherent to all competitive commercial enterprises and others that are specific to the medical products industry. We will continue to endeavor to limit all specific risk factors by our operations and financial strategies.

Financial Risks
---------------

Our business plans are aggressive in nature. Continued rapid expansion will consume valuable working capital and result in significant demand on cash from operations during the next few quarters. We expect that existing capital resources and contributions from profits will not be sufficient to fund the business plans as represented without receiving additional funds from external sources.

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

Foreign Currency
----------------

Our business plan primarily focuses on product penetration in the United States and subsequently worldwide markets therefore we will be subject to the risk of foreign currency fluctuations.

Dependence on Large Distributors
--------------------------------

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

Changes in Number of Employees
------------------------------

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

Marketing and Channels of Distribution
--------------------------------------

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

Liquidity and Capital Resources
-------------------------------

We believe we have raised enough capital to allow us to meet our financial obligations for a period of at least two months from May 31, 2003, not including our current obligations, aggregating $158,334 under the British Columbia
Security Commission rescission offer. However, this two-month forecast is a forward-looking statement that involves risks and uncertainties. Actual results could differ significantly as a result of these uncertainties as the forecast assumes on-going support from creditors, including the obligations under the rescission offer, and shareholders.

We had cash resources of $7,642 at May 31, 2003. At May 31, 2002, we had cash resources of $142,114. On May 31, 2003, total current assets of were $98,859 and total current liabilities were $563,323. At May 31, 2003, total current liabilities exceeded total current assets by $464,464. At May 31, 2002, total current assets were $169,282 and total current liabilities were $319,537. At May 31, 2002, total current assets exceeded total current liabilities by $150,255. Cash constitutes our current internal sources of liquidity. Because we are not generating any revenues from the sale or licensing of our products, our only external source of liquidity is the sale of our capital stock.

Management's plans include generating future profitable operations from future sales of the retractable syringe as well as additional funding from stockholders in the form of additional share subscriptions. There can be no assurance that a market will develop for the retractable syringe or that additional share financings will be available or legally permissible. Failure to obtain adequate financing will cause the Company to curtail operations.

Critical Accounting Policies
----------------------------

The Company's discussion and analysis of its financial condition and results of operations, including the discussion on liquidity and capital resources, are based upon the Company's financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, management re-evaluates its estimates and judgments. Actual results could differ from these estimates. The Company believes the following critical accounting policy requires more significant judgment and estimates used in the preparation of the consolidated financial statements.

The consolidated financial statements have been prepared on the going concern basis, which assumes the realization of assets and liquidation of liabilities in the normal course of operations. If the Company were not to continue as a going concern, it would likely not be able to realize on its assets at values comparable to the carrying value or the fair value estimates reflected in the balances set out in the preparation of the consolidated financial statements. As described elsewhere in this report, at May 31, 2003, there are certain conditions that currently exist which raise substantial doubt about the validity of this assumption. While the Company anticipates raising additional funding through future profitable operations and the sale of share subscriptions to remove the substantial doubt, these funds are not assured. Failure to raise additional funds may result in the Company curtailing operations or writing assets and liabilities down to liquidation values, or both.

Operations Review
-----------------

May 31, 2003 and 2002
---------------------

We have included audited financial statements as at May 31, 2003 and May 31, 2002 in this Annual Report on Form 10-KSB. The balance sheet as at May 31, 2003 shows a cash balance of $7,642 compared to a $142,114 cash balance at the same time in the previous year. Amounts receivable at May 31, 2003 were $16,418 compared to an $18,933 balance at the same time in the previous year. Advances and deposits at May 31, 2003 were $11,117 compared to a $9,803 balance at May 31, 2002. During the year ended May 31, 2002 the Company wrote off advances totaling $168,680 due to the uncertainty of their recoverability. Patent costs as at May 31, 2003 were valued at a nil balance with a decrease of $4,168, which was reported in the previous year, due to amortization.

During 2003, through the sale of our capital stock, we increased our additional paid in capital from $3,464,159 to $4,080,739. The accumulated deficit during that period increased from $3,934,228 to $4,981,506. The majority of the loss was related to ongoing business expenses, including, but not limited to:

     o General and administration expenses were $941,977, up from $641,919 in the previous year. Included in this year's figures was the value assigned to stock options and shares issued to various consultants for services aggregating $283,434. The majority of these services were not rendered during the year ended May 31, 2002.
     o Research and development expenses were $105,873, down from $418,086 the previous year. Most of these funds have been expensed on the development of the Syringe to the point of proof of concept. This decrease is due to the additional work done on the syringe proto-type in the previous year.
     o Interest income was $572 down from $8,306 in the previous year. This decrease is due to the reduction in our cash held during the year.

During the year ended 2003 the Company incurred a net loss of $1,047,278 compared to a net loss of $1,051,699 for the year-ended May 31, 2002.

Our Plan of Operation For Next 12 Months
----------------------------------------

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

Item 7. Financial Statements
----------------------------

















                        Consolidated Financial Statements of


                        L.O.M. MEDICAL INTERNATIONAL INC.
                        ---------------------------------

                        (A Development Stage Enterprise)

                        Years ended May 31, 2003 and 2002

AUDITORS' REPORT TO THE STOCKHOLDERS
------------------------------------


We have audited the consolidated balance sheets of L.O.M. Medical International Inc. and subsidiary, a development stage enterprise, as at May 31, 2003 and 2002 and the related consolidated statements of loss and cash flows for the years then ended and for the cumulative period from inception (March 17, 1997) to May 31, 2003 and the consolidated statements of stockholders' equity (deficiency) and comprehensive loss for the period from inception on March 17, 1997 to May 31, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of L.O.M. Medical International Inc. as at May 31, 2003 and 2002 and the results of its operations and its cash flows for the years then ended and for the cumulative period from inception (March 17, 1997) to May 31, 2003, in accordance with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the consolidated financial statements, the Company has generated no revenues and accumulated a deficit since inception of $4,981,506. These factors as discussed in Note 1 a) raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in
Note 1a). The financial statements do not include any adjustments that might result from the outcome of these uncertainties.



Signed "KPMG LLP"
-----------------

Chartered Accountants



Kelowna, Canada

July 18, 2003

L.O.M. MEDICAL INTERNATIONAL INC.
---------------------------------
(A Development Stage Enterprise)

Consolidated Balance Sheets
$ United States

May 31, 2003 and 2002

================================================================================================================
                                                                                        2003                2002
----------------------------------------------------------------------------------------------------------------

Assets
------

Current assets:
     Cash                                                                   $        7,642      $      142,114
     Amounts receivable                                                             16,418              18,933
     Prepaid expenses (note 2)                                                      71,799               8,235
     -----------------------------------------------------------------------------------------------------------
                                                                                    98,859             169,282

Deposits (note 3)                                                                   11,117               9,803

Property, plant and equipment (note 4)                                              17,270              28,564

Patent costs                                                                             -               4,168

----------------------------------------------------------------------------------------------------------------
                                                                            $      124,246      $      211,817
================================================================================================================

Liabilities and Stockholders' Deficiency
----------------------------------------

Current liabilities:
     Accounts payable and accrued liabilities (note 5)                      $      516,837      $      319,537
     Convertible promissory notes (notes 6 and 12)                                  46,486                   -
     -----------------------------------------------------------------------------------------------------------
                                                                                   563,323             319,537

Minority interest (note 7)                                                         321,469             288,491

Share subscriptions (note 8(a))                                                    100,605              34,375

Stockholders' deficiency:
     Capital stock (notes 5 and 8)
       5,000,000   preferred shares with a par value of $0.001 per
                   share authorized
       50,000,000  common shares with a par value of $0.001 per
                   share authorized, 6,311,813 issued
                   (May 31, 2002 - 6,178,446 issued), net of treasury
                   stock of 52,073 (May 31, 2002 - 84,436)                           6,312               6,179
     Additional paid-in capital                                                  4,080,739           3,464,159
     Deficit accumulated during the development stage                           (4,981,506)         (3,934,228)
     Accumulated other comprehensive income                                         33,304              33,304
     -----------------------------------------------------------------------------------------------------------
                                                                                  (861,151)           (430,586)
Going concern (note 1 (a))
Commitments (note 10)
Subsequent events (note 13)
Contingent liabilities (note 14)
----------------------------------------------------------------------------------------------------------------
                                                                            $      124,246      $      211,817
================================================================================================================

See accompanying notes to consolidated financial statements

On behalf of the board:

                            Director
---------------------------

L.O.M. MEDICAL INTERNATIONAL INC.
---------------------------------
(A Development Stage Enterprise)

Consolidated Statements of Loss
$ United States

Years ended May 31, 2003 and 2002 and cumulative from inception (March 17, 1997)
to May 31, 2003

========================================================================================================
                                                  From inception
                                                (March 17, 1997)
                                                 to May 31, 2003                2003                2002
--------------------------------------------------------------------------------------------------------

Expenses:
     General and administration               $      3,704,945      $      941,977      $      641,919
     Research and development                        1,399,379             105,873             418,086
     ---------------------------------------------------------------------------------------------------
                                                     5,104,324           1,047,850           1,060,005

--------------------------------------------------------------------------------------------------------
Loss from operations                                (5,104,324)         (1,047,850)         (1,060,005)

Interest income                                        122,818                 572               8,306

--------------------------------------------------------------------------------------------------------
Loss                                          $     (4,981,506)     $   (1,047,278)     $   (1,051,699)
========================================================================================================


Weighted average number of common shares,
   basic and diluted                                 5,205,373           6,247,862           6,158,450

Loss per share, basic and diluted             $          (0.96)     $        (0.17)     $        (0.17)
========================================================================================================

See accompanying notes to consolidated financial statements

L.O.M. MEDICAL INTERNATIONAL INC.
---------------------------------
(A Development Stage Enterprise)

Consolidated Statements of Cash Flows
$ United States

Years ended May 31, 2003 and 2002 and cumulative from inception (March 17, 1997)
to May 31, 2003

===================================================================================================================================
                                                                             From inception
                                                                           (March 17, 1997)
                                                                            to May 31, 2003                2003                2002
-----------------------------------------------------------------------------------------------------------------------------------

Cash flows provided by (used in):

Operating activities:
   Loss for the period                                                   $     (4,981,506)     $   (1,047,278)     $   (1,051,699)

   Items not involving cash
     Amortization                                                                 101,551              16,306              18,691
     Amortization of discount on convertible promissory notes                      32,935              32,935                   -
     Gain on sale of fixed assets                                                  (2,659)                  -                   -
     Write-down of product rights and patent costs                                374,128                   -                   -
     Subscription for common shares for consulting services                         1,625               1,625                   -
     Common shares issued for consulting services                                 109,584              91,984              17,600
     Compensation cost of stock options issued for services (note 8)              486,719             191,450                   -
     Foreign exchange loss (gain) on redeemable preferred shares                   19,742              32,978             (13,236)
     Write-down of advances and deposits                                          168,680                   -             168,680
     Common shares issued in lieu of cash payment of
       interest on convertible promissory notes                                       255                 255                   -

   Changes in non-cash working capital
     Amounts receivable                                                           (16,418)              2,515              29,173
     Prepaid expenses                                                             (71,799)            (63,564)             (6,780)
     Accounts payable and accrued liabilities                                     351,652             256,313             (16,744)
     ------------------------------------------------------------------------------------------------------------------------------
                                                                               (3,425,511)           (484,481)           (854,315)
Financing activities:
     Issuance of capital stock                                                  2,746,747             193,198             287,474
     Issuance of convertible debentures                                            72,639              72,639                   -
     Common shares rescinded or repurchased                                       (47,226)                  -             (47,226)
     Proceeds from subscriptions for shares                                       996,049              86,330              34,375
     ------------------------------------------------------------------------------------------------------------------------------
                                                                                3,768,209             352,167             274,623
Investing activities:
     Deposits                                                                    (179,797)             (1,314)            (17,068)
     Proceeds on disposition of property, plant and equipment                       6,189                   -                   -
     Acquisition of property, plant and equipment                                (104,352)               (844)             (2,278)
     Acquisition of product rights                                                (90,577)                  -                   -
     ------------------------------------------------------------------------------------------------------------------------------
                                                                                 (368,537)             (2,158)            (19,346)

Effects of change in exchange rates on cash                                        33,481                   -                   -
-----------------------------------------------------------------------------------------------------------------------------------
Increase (decrease) in cash                                                         7,642            (134,472)           (599,038)

Cash, beginning of period                                                               -             142,114             741,152
-----------------------------------------------------------------------------------------------------------------------------------
Cash, end of period                                                      $          7,642      $        7,642      $      142,114
===================================================================================================================================











L.O.M. MEDICAL INTERNATIONAL INC.
---------------------------------
(A Development Stage Enterprise)

Consolidated Statements of Cash Flows (continued)
$ United States

For the years ended May 31, 2003 and 2002 and cumulative from inception (March
17, 1997) to May 31, 2003

===================================================================================================================================

Supplementary information
   Interest paid                                                         $              -      $            -      $            -
   Income taxes paid                                                                    -                   -                   -
Non-cash financing and investing activities
   Issuance of redeemable preferred shares for product rights                     309,677                   -                   -
   Common shares issued for conversion of share subscriptions                     909,719              34,375              22,100
   Common shares issued for consulting services                                   109,584              91,984              17,600
   Common shares rescinded and cancelled                                           46,226                   -              46,226
   Subscriptions for common shares for consulting services                          1,625               1,625                   -
   Common shares issued upon conversion of convertible promissory
     notes and accrued interest                                                     1,293               1,293                   -
   Subscriptions for common shares upon conversion of convertible
     promissory notes and accrued interest                                         12,650              12,650                   -
   Compensation cost of stock options issued for services (note 8(b))             486,719             191,450                   -
   Unpaid amount related to rescinded shares (note 5(a))                          217,347                   -             217,347
   Unpaid amount related to returned shares (note 5(a))                            65,864              59,013               6,851
===================================================================================================================================

See accompanying notes to consolidated financial statements

L.O.M. MEDICAL INTERNATIONAL INC.
---------------------------------
(A Development Stage Enterprise)

Consolidated Statement of Stockholders' Equity (Deficiency) and Comprehensive
Loss
$ United States

Period from inception (March 17, 1997) to May 31, 2003

=================================================================================================================================

                                              Capital Stock                            Deficit
                                        --------------------------                 Accumulated     Accumulated           Total
                                              Number                  Additional    During the           Other   Stockholders'
                                           of Common                     Paid in   Development   Comprehensive          Equity
                                              Shares        Amount       Capital         Stage          Income    (Deficiency)
---------------------------------------------------------------------------------------------------------------------------------

Common shares issued on incorporation             3   $         1   $         -   $         -   $           -   $           1

Comprehensive income (loss):
  Loss                                            -             -             -      (138,272)              -        (138,272)
  Foreign currency translation                    -             -             -             -          13,582          13,582
---------------------------------------------------------------------------------------------------------------------------------
Comprehensive loss                                                                                                   (124,690)
---------------------------------------------------------------------------------------------------------------------------------
Balance, May 31, 1997                             3             1             -      (138,272)         13,582        (124,689)

Common shares issued to founders
  and others at $0.001                    4,210,090         4,210             -             -               -           4,210

Common shares issued at $1.00
net of share issue costs                    668,154           668       469,887             -               -         470,555

Common shares issued at $1.00 on
  conversion of share subscriptions         605,000           605       604,395             -               -         605,000

Comprehensive income (loss):
  Loss                                            -             -             -      (293,239)              -        (293,239)
  Foreign currency translation                    -             -             -             -          (7,294)         (7,294)
---------------------------------------------------------------------------------------------------------------------------------
Comprehensive loss                                                                                                   (300,533)
---------------------------------------------------------------------------------------------------------------------------------
Balance, May 31, 1998                     5,483,247         5,484     1,074,282      (431,511)          6,288         654,543

Common shares issued on
  November 30, 1998 at $3.25
  net of share issue costs                   36,300            36        96,726             -               -          96,762

Comprehensive income (loss):
  Loss                                            -             -             -      (726,055)              -        (726,055)
  Foreign currency translation                    -             -             -             -          17,038          17,038
---------------------------------------------------------------------------------------------------------------------------------
Comprehensive loss                                                                                                   (709,017)
---------------------------------------------------------------------------------------------------------------------------------
Balance, May 31, 1999                     5,519,547         5,520     1,171,008    (1,157,566)         23,326          42,288

Common shares issued on
  April 17, 2000 at $3.25
  net of share issue costs                  307,610           308       967,335             -               -         967,643

Common shares issued on
  May 10, 2000 at $3.25 on
  conversion of share
  subscriptions                              19,302            19        62,712             -               -          62,731

Comprehensive income (loss):
  Loss                                            -             -             -      (508,835)              -        (508,835)
  Foreign currency translation                    -             -             -             -           9,978           9,978
---------------------------------------------------------------------------------------------------------------------------------
Comprehensive loss                                                                                                   (498,857)
---------------------------------------------------------------------------------------------------------------------------------

Balance, May 31, 2000                     5,846,459   $     5,847   $ 2,201,055   $(1,666,401)  $      33,304   $     573,805
=================================================================================================================================








L.O.M. MEDICAL INTERNATIONAL INC.
---------------------------------
(A Development Stage Enterprise)

Consolidated Statements of Stockholders' Equity (Deficiency) and Comprehensive
Income (continued)
$ United States

For the period from inception on March 17, 1997 to May 31, 2003

=================================================================================================================================

                                              Capital Stock                            Deficit
                                        --------------------------                 Accumulated     Accumulated           Total
                                              Number                  Additional    During the           Other   Stockholders'
                                           of Common                     Paid in   Development   Comprehensive          Equity
                                              Shares        Amount       Capital         Stage          Income    (Deficiency)
---------------------------------------------------------------------------------------------------------------------------------

Balance, May 31, 2000,
  carried forward                         5,846,459   $     5,847   $ 2,201,055   $(1,666,401)  $      33,304   $     573,805

Common shares issued on
  September 22, 2000 for
  cash at $3.25 net of share
  issue costs                               249,271           250       726,654             -               -         726,904

Common shares issued on
  December 19, 2000 at $3.25
  on conversion of share
  subscriptions                              57,081            57       185,456             -               -         185,513

Compensation costs for
  stock options issued for
  services                                        -             -       295,269             -               -         295,269

Comprehensive income (loss):
  Loss                                            -             -             -    (1,216,128)              -      (1,216,128)
  Foreign currency translation                    -             -             -             -               -               -
---------------------------------------------------------------------------------------------------------------------------------
Comprehensive loss                                                                                                 (1,216,128)
---------------------------------------------------------------------------------------------------------------------------------
Balance, May 31, 2001                     6,152,811   $     6,154   $ 3,408,434   $(2,882,529)  $      33,304   $     565,363

Common shares issued on
  August 31, 2001 at $3.25
  on conversion of share
  subscriptions                               6,800             7        22,093             -               -          22,100

Common shares issued for cash
  on October 11, 2001 at $3.25, net
  of share issue costs                       38,211            38       110,245             -               -         110,283

Common shares issued for cash
  on January 10, 2002 at $3.25                5,020             5        16,310             -               -          16,315

Common shares issued for cash
  on January 10, 2002 at $2.41               47,697            47       114,903             -               -         114,950

Common shares issued for consulting
  services rendered on January 10, 2002
  at $2.41                                    7,303             7        17,593             -               -          17,600

Shares rescinded and cancelled
  on February 22, 2002                     (18,702)           (19)      (46,207)            -               -         (46,226)

Common shares issued for cash
  on April 2, 2002 at $3.25                   2,880             3         9,357             -               -           9,360

Common shares issued for cash
  on April 2, 2002 at $2.41                  10,400            10        25,054             -               -          25,064






L.O.M. MEDICAL INTERNATIONAL INC.
---------------------------------
(A Development Stage Enterprise)

Consolidated Statements of Stockholders' Equity (Deficiency) and Comprehensive
Income (continued)
$ United States

Period from inception (March 17, 1997) to May 31, 2003

=================================================================================================================================

                                              Capital Stock                            Deficit
                                        --------------------------                 Accumulated     Accumulated           Total
                                              Number                  Additional    During the           Other   Stockholders'
                                           of Common                     Paid in   Development   Comprehensive          Equity
                                              Shares        Amount       Capital         Stage          Income    (Deficiency)
---------------------------------------------------------------------------------------------------------------------------------

Common shares issued for cash
  on April 2, 2002 at $1.00                  10,000            10         9,990             -               -          10,000

Common shares issued for cash
  on April 24, 2002 at $3.25                    462             1         1,501             -               -           1,502

Comprehensive loss                                -             -             -    (1,051,699)              -      (1,051,699)
---------------------------------------------------------------------------------------------------------------------------------
                                          6,262,882         6,263     3,689,273    (3,934,228)         33,304        (205,388)

Shares rescinded and retained
  as treasury stock                         (81,231)          (81)     (217,266)            -               -        (217,347)

Shares repurchased and retained
  as treasury stock                          (3,205)           (3)       (7,848)            -               -          (7,851)
---------------------------------------------------------------------------------------------------------------------------------
Balance, May 31, 2002                     6,178,446   $     6,179   $ 3,464,159   $(3,934,228)  $      33,304   $    (430,586)

Common shares issued on conversion
  on share subscriptions on
  August 30, 2002 at $3.25, net
  of share issue costs                       10,693            11        34,364             -               -          34,375

Common shares issued for cash on
  October 29, 2002 at $2.485                    165             -           410             -               -             410

Common shares issued for cash on
  October 29, 2002 at $2.61, net
  of share issue costs                       16,935            17        44,183             -               -          44,200

Common shares issued for cash on
  October 29, 2002 at $2.70, net
  of share issue costs                       14,923            15        40,275             -               -          40,290

Common shares issued for cash on
  October 29, 2002 at $3.25                     500             -         1,625             -               -           1,625

Common shares issued for cash on
  October 29, 2002 at $4.40                  14,546            15        63,985             -               -          64,000

Common shares issued for consulting
  services on October 29, 2002 at $3.09      23,827            24        73,636             -               -          73,660

Common shares issued for cash on
  February 28, 2003 at $3.25                 11,630            12        37,786             -               -          37,798

Common shares issued for consulting
  services on February 28, 2003 at $3.25      4,638             5        15,069             -               -          15,074






L.O.M. MEDICAL INTERNATIONAL INC.
---------------------------------
(A Development Stage Enterprise)

Consolidated Statements of Stockholders' Equity (Deficiency) and Comprehensive
Income (continued)
$ United States

Period from inception (March 17, 1997) to May 31, 2003

=================================================================================================================================

                                              Capital Stock                            Deficit
                                        --------------------------                 Accumulated     Accumulated           Total
                                              Number                  Additional    During the           Other   Stockholders'
                                           of Common                     Paid in   Development   Comprehensive          Equity
                                              Shares        Amount       Capital         Stage          Income    (Deficiency)
---------------------------------------------------------------------------------------------------------------------------------

Common shares issued on
  February 28, 2003 at $2.00 upon
  conversion of convertible promissory note     323             -           646             -               -             646

Common shares issued for cash
  on May 20, 2003 at $3.25                    1,500             1         4,874             -               -           4,875

Common shares issued on
  May 20, 2003 at $2.00 upon
  conversion of convertible promissory note     324             -           647             -               -             647

Common shares issued for consulting
  services on May 20, 2003 at $3.25           1,000             1         3,249             -               -           3,250

Share rescission retracted (note 5(a))       32,363            32        58,981             -               -          59,013

Beneficial conversion option on
  convertible promissory notes (note 6)           -             -        45,400             -               -          45,400

Compensation cost of options issued
  for services (note 8 (b))                       -             -       191,450             -               -         191,450

Comprehensive loss:
  Loss                                            -             -             -    (1,047,278)              -      (1,047,278)
---------------------------------------------------------------------------------------------------------------------------------
Balance, May 31, 2003                     6,311,813   $     6,312   $ 4,080,739   $(4,981,506)  $      33,304   $    (861,151)
=================================================================================================================================

L.O.M. MEDICAL INTERNATIONAL INC.
---------------------------------
(A Development Stage Enterprise)

Notes to Consolidated Financial Statements, page 1
$ United States

Years ended May 31, 2003 and 2002 and cumulative from inception (March 17, 1997) to May 31, 2003

================================================================================

L.O.M. Medical International Inc. (the "Company") was incorporated on March 17, 1997 under the General Corporation Laws of the State of Delaware. The Company conducts research and development on new products in the medical field including a retractable syringe. Operations effectively commenced on June 1, 1997.

1.   Significant accounting policies:
-------------------------------------

     a)   Going concern:

          These financial statements have been prepared by management on the going concern basis in accordance with accounting principles generally accepted in the United States of America, which assumes the realization of assets and liquidation of liabilities and commitments in the normal course of business. As shown in the consolidated financial statements, to date, the Company has generated no revenues, has a working capital deficiency and has accumulated a deficit since inception of $4,981,506. These factors, as well as an upcoming hearing of the Company and the Company's president and sole director with the British Columbia Securities Commission, raise substantial doubt about the Company's ability to continue as a going concern (see note 14(a)). The Company's ability to continue as a going concern is dependent on its ability to generate future profitable operations and receive continued financial support from its stockholders and other investors. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

          In the short-term, management's plans involve obtaining additional funding from stockholders in the form of additional share subscriptions to support continued operations. In the longer term, management's plans include generating future profitable operations from future sales of the retractable syringe. There can be no assurance that a market will develop for the retractable syringe or that additional share financings will be available or legally permissible (note 14(a)). Failure to obtain adequate financing to continue current development activities will cause the Company to curtail operations and possible liquidate its assets.

     b)   Basis of presentation:

          The consolidated financial statements include the accounts of the Company and its 96% owned subsidiary, L.O.M. Laboratories Inc. All significant inter-company balances and transactions have been eliminated.

     c)   Translation of financial statements:

          The functional currency of the Company and its subsidiary is the United States dollar. Accordingly, the method of translation of foreign currency denominated balances into the United States dollar is as follows:

          i) Monetary assets and liabilities are translated at the rate of exchange in effect at the balance sheet date, being US $1.00 per Cdn $1.3708 (2002 - $1.5275).

          ii) Non-monetary assets and liabilities are translated at the rate of exchange in effect at the date the transaction occurred.

          iii) Revenues and expenses are translated at the exchange rate in effect at the transaction date.

          The net adjustment arising from the translation is included in the consolidated statement of loss.

     d)   Cash and cash equivalents:

          The Company considers all highly liquid securities with a term to maturity of three months or less when acquired to be cash equivalents.

L.O.M. MEDICAL INTERNATIONAL INC.
---------------------------------
(A Development Stage Enterprise)

Notes to Consolidated Financial Statements, page 2
$ United States

Years ended May 31, 2003 and 2002 and cumulative from inception (March 17, 1997) to May 31, 2003

================================================================================

1.   Significant accounting policies (continued):
-------------------------------------------------

     e)   Property, plant and equipment:

          Property, plant and equipment are recorded at cost. The carrying values of property, plant and equipment are reviewed on a regular basis for the existence of facts and circumstances, both internally and externally, that may suggest impairment. Amortization is provided using the following methods and annual rates which are intended to amortize the cost of the plant, property and equipment over their estimated useful life:

          ======================================================================
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

     f)   Patent costs:

          Patent costs relate to amounts paid to acquire the rights to produce and distribute products as well as the costs associated with patent applications. These costs are being amortized on a straight-line basis over five years.

     g)   Research and development:

          Research and development costs are expensed as incurred.

     h)   Income taxes:

          The Company accounts for income taxes by the asset and liability method. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. To the extent that it is not considered to be more likely than not that a deferred tax asset will be realized, a valuation allowance is provided.

     i)   Loss per share:

          Basic loss per share has been calculated using the weighted average number of common shares outstanding during the period. In calculating diluted loss per share, the Company considers the dilutive effect of assuming the full exercise of stock options (note 8(b)) and warrants (note 8(c)). However, as the Company has a loss in all periods presented, all such securities are anti-dilutive and therefore basic and diluted loss per share are the same.

L.O.M. MEDICAL INTERNATIONAL INC.
---------------------------------
(A Development Stage Enterprise)

Notes to Consolidated Financial Statements, page 3
$ United States

Years ended May 31, 2003 and 2002 and cumulative from inception (March 17, 1997) to May 31, 2003

================================================================================

1.   Significant accounting policies (continued):
-------------------------------------------------

     j)   Stock option plan:

          The Company has a stock option plan whereby employees of the Company, directors, consultants and other persons could be granted options to subscribe for common shares of the Company. The aggregate number of common shares, which may be issued upon exercise of all options pursuant to the Plan, shall not exceed 3,000,000. Options granted pursuant to this plan vest on issuance and have exercise periods of not more than ten years from the date of grant. The exercise price of the options is as follows:

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

          As disclosed above, the Company applies APB Opinion No. 25 in accounting for its stock options issued to directors and employees (see note 8(b)) and, accordingly, because options granted to these individuals have been granted at the market price of its common shares on the grant date, no compensation cost has been recognized for its stock options in the consolidated financial statements. Had the Company determined compensation costs based on the fair value of its stock options at the grant date under the fair value method prescribed by SFAS No. 123, the Company's loss and loss per share for the years ended May 31, 2003 and 2002 would have been increased to the pro forma amounts below:

          ======================================================================
                                                          2003            2002
          ----------------------------------------------------------------------

          Loss
            As reported                           $  1,047,278    $  1,051,699
            Pro forma                                1,990,278       1,051,699
          Loss per share, basic and diluted
            As reported                                 $(0.17)         $(0.17)
            Pro forma                                   $(0.32)         $(0.17)
          ======================================================================

L.O.M. MEDICAL INTERNATIONAL INC.
---------------------------------
(A Development Stage Enterprise)

Notes to Consolidated Financial Statements, page 4
$ United States

Years ended May 31, 2003 and 2002 and cumulative from inception (March 17, 1997) to May 31, 2003

================================================================================

1.   Significant accounting policies (continued):
-------------------------------------------------

          The fair value of $943,000 of the options granted to directors and employees has been determined under the Black Scholes Method using the expected life of the options, volatility factor of 80%, risk-free rate of 2.75% and no expected dividend yield.

     k)   Recent accounting pronouncements:

          In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. Statement 143 requires companies to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 will be effective for the Company beginning May 1, 2004. The provisions of this statement are not expected to have a material impact on the Company's financial position or results of operations.

          In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. Statement 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Statement 146 will supersede accounting guidance previously provided by EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS No. 146 will be applied prospectively to exit or disposal activities initiated after December 31, 2002. The provisions of this statement are not expected to have a material impact on the Company's financial position or results of operations.

          In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. Interpretation No. 45 elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. It also clarifies that at the time a company issues a guarantee, the company must recognize and record an initial liability for the fair value of the obligations it assumes under that guarantee and must disclose that information in its interim and annual financial statements. The initial recognition and initial measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002. Implementation of this interpretation is not expected to have a material effect on the Company's financial position or results of operations.

          In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities. The interpretation addresses consolidation of certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The consolidation provision of the interpretation applies immediately to variable interest entities created, and to variable interest entities in which the Company obtains an interest, after January 31, 2003. The Company will also be required to apply the consolidation provisions of the interpretation as of the beginning of is second quarter of fiscal 2004 to variable interest entities, if any, in which the Company s interest was acquired prior to February 1, 2003. Implementation of Interpretation No. 46 is not expected to have a material effect on the Company's financial position or results of operations.

L.O.M. MEDICAL INTERNATIONAL INC.
---------------------------------
(A Development Stage Enterprise)

Notes to Consolidated Financial Statements, page 5
$ United States

Years ended May 31, 2003 and 2002 and cumulative from inception (March 17, 1997) to May 31, 2003

================================================================================

1.   Significant accounting policies (continued):
-------------------------------------------------

          In May 2003,  the FASB  issued SFAS No.  150,  Accounting  for Certain
          Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 requires that certain financial instruments issued in the form of shares that are mandatorily redeemable as well as certain other financial instruments be classified as liabilities in the financial statements. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003. The provisions of this statement are not expected to have a material impact on the Company's consolidated financial position or results of operations.

     l)   Use of estimates:

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


2.   Prepaid expenses:
----------------------

Prepaid expenses are primarily comprised of advances to a third party to construct production molds of the Company's retractable syringe. The advances are unsecured, non-interest bearing and will be applied against the cost of producing the molds as work progresses.


3.   Deposits:
--------------

The deposits are non-interest bearing, unsecured and refundable at the option of the Company.


4.   Property, plant and equipment:
-----------------------------------

     ===========================================================================
                                                                            2003
     ---------------------------------------------------------------------------
                                                       Accumulated      Net book
                                              Cost    amortization         value
     ---------------------------------------------------------------------------

     Leasehold improvements             $   27,919      $   27,919    $        -
     Computer software                       9,930           8,409         1,521
     Equipment                              32,129          24,988         7,141
     Furniture and fixtures                 23,975          15,367         8,608

     ---------------------------------------------------------------------------
                                       $   93,953      $   76,683    $   17,270
     ===========================================================================

L.O.M. MEDICAL INTERNATIONAL INC.
---------------------------------
(A Development Stage Enterprise)

Notes to Consolidated Financial Statements, page 6
$ United States

Years ended May 31, 2003 and 2002 and cumulative from inception (March 17, 1997) to May 31, 2003

================================================================================

4.   Property, plant and equipment (continued)
----------------------------------------------

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


5.   Accounts payable:
----------------------

     a)   Share rescission payable:

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

          In order to resolve the concerns of staff of the BCSC, the Company agreed to make an offer of rescission (the "Rescission Offer") to purchasers of its common stock residing in British Columbia.
          Stockholders who acquired 99,933 of common stock from the Company prior to May 31, 2001 for aggregate proceeds of approximately $263,573, exercised their right of rescission. As of May 31, 2003, the Company has repaid $46,226 of the $263,573. In addition, during the year ended May 31, 2003, 32,363 shares were retracted from the rescission offer by the original purchaser, resulting in a decrease in the liability of $59,013. These shares were returned to the shareholder and removed from treasury stock. The remaining balance payable of $158,334 as at May 31, 2003, is included in accounts payable and accrued liabilities on the consolidated balance sheet. The company does not have sufficient funds to repay this liability at this time. (see note 14(a))

L.O.M. MEDICAL INTERNATIONAL INC.
---------------------------------
(A Development Stage Enterprise)

Notes to Consolidated Financial Statements, page 7
$ United States

Years ended May 31, 2003 and 2002 and cumulative from inception (March 17, 1997) to May 31, 2003

================================================================================

5.   Accounts payable (continued):
----------------------------------

     b)   Disputed amounts:

          Included in accounts payable and accrued liabilities are amounts payable to a supplier and a consultant aggregating $115,606. Management is disputing the validity of these amounts. Any additional costs or recoveries to the Company in respect of these disputes will be recorded in the period in which the matters are settled.

     c)   Related party balances:

         Included in accounts payable and accrued liabilities is $40,123 due to the President for advances made to the Company. This amount is subject to a promissory note, which is unsecured, due on demand, bears no interest and has no scheduled repayment terms. Also included in accounts payable and accrued liabilities are management fees payable to the President of $123,013 and office and administrative fees payable to the President's spouse of $2,370. (see note 9)


6.   Convertible promissory notes:
----------------------------------

     During the year ended May 31, 2003, the Company issued convertible promissory notes for aggregate cash proceeds of $72,639. The convertible promissory notes bear interest at 7.25%, are unsecured and are due June 30, 2003. The original principal of the notes is convertible to common shares at $2.00 per share. Accrued and unpaid interest on the notes was not originally convertible to common shares, however subsequent to the issuance of the notes management and the note holders agreed to convert any unpaid interest at the conversion date at $2.00 per share as well.

     A deemed discount existed at the date of issue of the convertible promissory notes due to a beneficial conversion option, as the notes were convertible into common shares at a price that was less than the fair value of the common shares at the date of issuance. Accordingly, a deemed discount relating to the beneficial conversion option of $45,400 was recorded and is being amortized over the period from the issuance date to the maturity date of June 30, 2003 in accordance with issue 6 of EITF 00-27.

     During the year ended May 31, 2003, $13,688 of the convertible promissory notes plus accrued interest were converted into 647 common shares and subscriptions for 6,325 common shares of the Company.

     ===========================================================================
     Convertible promissory notes                                   $    58,951

     Unamortized discount related to the beneficial
     conversion option                                                  (12,465)
     ---------------------------------------------------------------------------
                                                                    $    46,486
     ===========================================================================

L.O.M. MEDICAL INTERNATIONAL INC.
---------------------------------
(A Development Stage Enterprise)

Notes to Consolidated Financial Statements, page 8
$ United States

Years ended May 31, 2003 and 2002 and cumulative from inception (March 17, 1997) to May 31, 2003

================================================================================

7.   Minority interest:
-----------------------

     The Company's subsidiary has redeemable preferred shares outstanding as follows:

     ===========================================================================
                                                             2003        2002
     ---------------------------------------------------------------------------

     Issued:
         4,000 Class C preferred shares with a
         par value of $100 Cdn redeemable at
         $110.16 Cdn per share at the option
         of the holder. Each share is entitled
         to a fixed non-cumulative dividend at
         the rate of 9% per annum payable as
         determined by the Directors of the Company.      321,469    288,491
     ===========================================================================


8.   Capital stock:
-------------------

     a)   Share subscriptions:

          As at May 31, 2002, the Company had received share subscriptions for 10,693 common shares at $3.25 per share for net proceeds of $34,375. During the year ended May 31, 2003, the Company issued these shares and received additional share subscriptions for 11,337 common shares at $3.25 per share for net proceeds of $36,845, 19,394 common shares at $2.50 per share for net proceeds of $48,485, 455 common shares at $2.20 per share for net proceeds of $1,000, 500 common shares in exchange for services received prior to May 31, 2003 having a value of $1,625, as well as 6,325 shares at a price of $2.00 per share upon receipt of a notice of conversion for a convertible promissory note plus interest of $12,650. All subscription proceeds and related services were received by the Company prior to May 31, 2003 and were issued subsequent to May 31, 2003.

     b)   Stock options:

          The Company has the following stock options outstanding:

          ========================================================================================
                                                               2003                         2002
                                                   Weighted average             Weighted average
                                          Shares     exercise price    Shares     exercise price
          ----------------------------------------------------------------------------------------

          Balance, beginning of year     340,417              $3.36   340,417              $3.36
          Issued                         359,833               3.42         -                  -
          Exercised                            -                  -         -                  -
          Expired or cancelled                 -                  -         -                  -
          ----------------------------------------------------------------------------------------
          Balance, end of year           700,250              $3.39   340,417              $3.36
          ========================================================================================

          At May 31, 2003, all options were vested. The weighted average remaining contractual life of the outstanding options was 7.7 years (2002 - 6.8 years).

L.O.M. MEDICAL INTERNATIONAL INC.
---------------------------------
(A Development Stage Enterprise)

Notes to Consolidated Financial Statements, page 9
$ United States

Years ended May 31, 2003 and 2002 and cumulative from inception (March 17, 1997) to May 31, 2003

================================================================================

8.   Capital stock (continued):
-------------------------------

          During the year ended May 31, 2003, the Company granted 359,833 common share stock purchase options. 124,333 of the options have an exercise price of $3.73 per share, while the remaining 235,500 options have an exercise price of $3.25 per share. 124,333 of the options expire on January 24, 2008, while the remaining 235,500 options expire on January 24, 2013. All options are fully vested.

          71,750 of the options were granted to non-employees for services. The fair value of the options of $191,450 was determined using the Black-Scholes method using the life of the options as the expected life, volatility factor of 80%, risk free rate of 2.75% and no assumed dividend rate and has been included in the determination of the loss for the period.

     c)   Warrants:

          3,076,405 warrants were issued during fiscal 2001 to existing shareholders representing 1/2 warrant for each common share held. Each whole warrant entitles the holder of such warrant to purchase one common share for $5.00 per share. Each warrant expires ninety days after the first transaction in the Company's shares occurs on the Over-the-Counter Bulletin Board.

     d)   Treasury stock:

          Treasury stock consists of the 99,933 shares of common stock originally acquired under the rescission order (note 5(a)) less 18,702 shares of common stock that were cancelled, less 32,363 shares of common stock for which the rescission offer was retracted by the original purchaser plus 3,205 shares which were repurchased separately and are being held as treasury stock for total treasury stock of 52,073 shares.


9.   Related party transactions:
--------------------------------

     The Company entered into the following transactions with related parties:

     ==========================================================================================================
                                                                                            2003        2002
     ----------------------------------------------------------------------------------------------------------
     Counseling fees paid to a director                                                        -      18,000
     Management fees paid or accrued to president (see note 5)                           172,547     114,142
     Office and administration fees paid to president's spouse (see note 5)               17,822      30,005
     Office and administration fees paid to an individual related to the president             -      11,852
     Management fees paid to a company controlled by the president                         3,674      13,342
     Rent paid to a company controlled by the president                                   24,365      25,115
     ==========================================================================================================

     These transactions are in the normal course of operations and are measured at the exchange amount of consideration established and agreed to by the related parties.

L.O.M. MEDICAL INTERNATIONAL INC.
---------------------------------
(A Development Stage Enterprise)

Notes to Consolidated Financial Statements, page 10
$ United States

Years ended May 31, 2003 and 2002 and cumulative from inception (March 17, 1997) to May 31, 2003

================================================================================

10.  Commitments:
-----------------

     The Company is obligated to make the following payments for operating premises and vehicle leases:

          2004                                    $    40,864
          2005                                    $    13,526
          2006                                    $     1,097


11.  Income taxes:
------------------

     At May 31, 2003, the Company had a net operating loss carry-forward for United States income tax purposes of approximately $4,800,000. The net operating loss expires in increments beginning in 2008. No deferred income tax amount has been reflected in the consolidated financial statements as any deferred income tax asset has been fully offset by a valuation allowance. The Company has no other significant deferred tax assets or liabilities.


12.  Financial instruments:
---------------------------

     The fair values of the Company's cash, amounts receivable, accounts payable and accrued liabilities and convertible promissory notes approximate their carrying values due to the relatively short periods to maturity of the instruments. It is not possible to determine the fair value of the amounts due to related parties (note 5(c)) due to the related party nature of the amounts and the absence of a trading market for such instruments. It is not possible to arrive at a fair value for redeemable preferred shares as a public market for this stock does not exist. The maximum credit risk exposure for all financial assets is the carrying amount of those assets.


13.  Subsequent events:
-----------------------

     a)   Convertible promissory notes:

          Subsequent to May 31, 2003, the Company converted $32,501 of convertible promissory notes plus accrued interest into subscriptions for 16,715 common shares. The Company also agreed to repay in cash a holder of a $5,000 convertible promissory note plus accrued interest. All remaining promissory notes, which were due June 30, 2003, are still outstanding pending confirmation from the holders about their intended settlement method.

     b)   Share subscriptions:

          Subsequent  to  May  31,  2003,  the  Company   received   $3,250  for
          subscriptions for 1,000 common shares.


14.  Contingent liabilities:
----------------------------

     a) In a Board of Directors (the "Board") meeting on May 16, 2003, the Board made several allegations regarding alleged inappropriate conduct of the President. The board members allege that the President received proceeds for subscriptions for common shares of the Company but did not forward the funds to the Company for deposit, did not disclose that he and the Company were subject to additional scrutiny by the BCSC (note 5(a)), did not disclose to the Board past restrictions on the President's trading of securities imposed by the Saskatchewan Securities Commission, granted licensing rights of the Company's retractable syringe to third parties without the consent of the Board, gave an undertaking to shareholders and other investors relating to

L.O.M. MEDICAL INTERNATIONAL INC.
---------------------------------
(A Development Stage Enterprise)

Notes to Consolidated Financial Statements, page 11
$ United States

Years ended May 31, 2003 and 2002 and cumulative from inception (March 17, 1997) to May 31, 2003

================================================================================

14.  Contingent liabilities (continued):
----------------------------------------

          the future value of the Company's common stock and was engaged in unfair practices with the intent of effecting the trade of the Company's common stock. The majority of the Board voted to ask for the resignation of the President and to remove him from his position as director. The President refused to resign and subsequent to the meeting, the President and majority shareholder terminated the entire Board and became the sole director of the Company.

          The Company and the President, who is the sole director, are scheduled to appear in a hearing before the BCSC on August 19, 2003 to respond to the above allegations and the status of the rescission offer (note 5(a)). Possible implications of the hearing, if the ruling is not in favour of the President and the Company, include the President and the Company being banned from trading securities in BC, the president being banned from being a director or engaging in investor relations activities and the payment of penalties, fines and the costs of the hearing. The Company and the President dispute the validity of the above allegations have engaged legal counsel and intend to vigorously defend themselves against the allegations. The outcome of these matters cannot be determined at this time.

     b) During the year ended the Company signed an offer to purchase additional office space for approximately $604,000 with a planned occupancy date of April 1, 2003. To date, the Company has not secured the necessary financing to fund this acquisition. It is not currently the intention of the Company to complete this transaction. It is management's best estimate that no liability will arise to the Company as a result of not completing this offer to purchase, as another party has purchased the intended office space. As a result, no liability has been accrued for this contingency in these consolidated financial statements.

Item  8.  Changes  In and  Disagreements  With  Accountants  on  Accounting  and
--------------------------------------------------------------------------------
Financial Disclosure.
---------------------

There have been no changes in or disagreements with our accountants since the formation of the Company required to be disclosed pursuant to Item 304 of Regulation S-B.


Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance
--------------------------------------------------------------------------------
with Section 16(a) of the Exchange Act.
---------------------------------------

Our directors and principal executive officers are as specified on the following table:

========================================================================================================================
Name                    Age   Position                                           Term as Director
--------------------- ------- -------------------------------------------------- ---------------------------------------
John Klippenstein        64   President, Chief Executive Officer and Director    From inception to present

Maria Klippenstein       62   Secretary and Treasurer                            From inception to present

Tanya Sedlacek           26   Chief Financial Officer                            From August 15, 2002 to present

David A. Gramlich        61   Past Director                                      From inception to May 16, 2003

Colin Lee                64   Past Director                                      From inception to May 16, 2003

Clifford Mandell         55   Past Director                                      From October 5, 2001 to May 16, 2003

Dr. Jeffrey Berg         59   Past Director                                      From February 28, 2000 to May 16, 2003
========================================================================================================================

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

Tanya Sedlacek acts as our Chief Financial  Officer.  Ms. Sedlacek has completed
--------------
two years of the business administration university program. She is currently in the last year of her Certified Management Accountant's designation. Ms. Sedlacek was the Accounting Manager for the Company from May 2000 previous to becoming the CFO. Ms. Sedlacek has eight years accounting experience, including tax accounting, finance, and cost accounting as well as experience with non-profit, proprietorship, and municipal organizations. She is currently on the Board of Directors for the Kelowna Women's Resource Centre.

David A.  Gramlich is a former  member of our Board of Directors and was removed
------------------
as a Director on May 16, 2003.

Colin Lee, M. D., is a former  member of our Board of Directors  and was removed
----------------
as a Director on May 16, 2003.

Clifford Mandell is a former member of our Board of Directors and was removed as
----------------
a Director on May 16, 2003.

Jeffrey  Berg,  Ph.D.,  is a former  member  of our Board of  Directors  and was
---------------------
removed as a Director on May 16, 2003.

John Klippenstein and Maria Klippenstein are husband and wife. Other than the persons listed above, there are no significant employees expected by us to make a significant contribution to our business. All of our current directors will serve until the next annual meeting of stockholders. Our executive officers are appointed by our Board of Directors and serve at the discretion of the Board of Directors.

There are no orders, judgments, or decrees of any governmental agency or administrator, or of any court of competent jurisdiction, revoking or suspending for cause any license, permit or other authority to engage in the securities business or in the sale of a particular security or temporarily or permanently restraining Mrs. Klippenstein and Ms. Sedlacek from engaging in or continuing any conduct, practice or employment in connection with the purchase or sale of securities, or convicting such person of any felony or misdemeanor involving a security, or any aspect of the securities business or of theft or of any felony, nor are Mr. Klippenstein, Mrs. Klippenstein, and Ms. Tanya Sedlacek the officers or directors of any corporation or entity so enjoined. Mr. Klippenstein is currently suspended from selling securities within B.C. jurisdiction.

Section 16(a) Beneficial Ownership Reporting Compliance. We believe that all of our officers, directors and principal shareholders have filed all reports required to be filed by those persons on, respectively, Form 3 (Initial
                                                                         -------
Statement of Beneficial  Ownership of Securities),  Form 4 (Statement of Changes
------------------------------------------------            --------------------
of  Beneficial  Ownership  of  Securities),  or  Form  5  (Annual  Statement  of
-----------------------------------------                  ---------------------
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

The table set forth below summarizes the annual and long-term compensation for services in all capacities to the Company payable to our President and our other executive officers whose total annual salary and bonus to exceeded US$50,000 during the year ending May 31, 2003.

======================================================================================================
Name of Individual or Identity of    Capacities in which Remuneration        Aggregate Remuneration
Group                                was received
------------------------------------ --------------------------------------- -------------------------
John Klippenstein                    President and Chief Executive Officer   US$176,221(1)
======================================================================================================

(1) The aggregate remuneration for John Klippenstein consists of US$95,392 paid in cash and the remaining US$80,829 accrued as wages payable.

Shares Issued as Compensation for Services. During the fiscal year ended May 31,
-------------------------------------------
2003, the Company issued 500, $.001 par value common stock to Ms. Sedlacek as compensation for consulting and other services.

Compensation of Directors.  Our directors who are also our employees  receive no
--------------------------
extra compensation for their service on our Board of Directors. Each of our directors receives reimbursement for actual and necessary expenses incurred in attending meetings of the Board of Directors.


Item 11. Security Ownership of Certain Beneficial Owners and Management.
------------------------------------------------------------------------

The following tables set forth certain information regarding the beneficial ownership of the Company's common stock as of May 31, 2003, by:

     o each person or entity known by us to be the beneficial owner of more than 5% of the outstanding shares of common stock;
     o    each of the Company's directors and named executive officers; and
     o    all directors and executive officers of the Company as a group.

As of May 31, 2003, there were 6,311,813 shares of the Company's common stock issued and outstanding. As of May 31, 2003, there were 700,250 options outstanding.

(a) Security  Ownership of Certain  Beneficial  Owners.  Other than officers and
-------------------------------------------------------
directors, there are no other persons who are beneficial owners of 5% or more of our issued and outstanding common stock.

(b) Security  Ownership of  Management.  Our directors  and principal  executive
---------------------------------------
officers directly or beneficially own, in the aggregate, 3,510,329 shares of our common stock and 297,416 stock options, or approximately 54 % of the issued and outstanding common stock, as set forth on the following table (percentages are rounded off to the nearest one-tenth of one percent):

  Title of             Name of Beneficial Owner               Amount        Options    Percent of Issued Shares
  ---------            ------------------------               ------        -------    ------------------------
    Class                                                                                   And Options
    -----                                                                                   -----------

Common Stock      John Klippenstein, President, Chief     3,509,779 (1)   262,333(1)           53.8%
                    Executive Officer and Director
                          494 Casa Rio Drive
                             Kelowna, B.C.
                                V1Z 3L6

Common Stock   Maria Klippenstein, Secretary, Treasurer   3,509,779 (2)   262,333(2)           53.8%
                          494 Casa Rio Drive
                             Kelowna, B.C.
                                V1Z 3L6

Common Stock                Tanya Sedlacek,                     550        35,083                .5%
                        Chief Financial Officer
                           4321 Hazell Road
                             Kelowna, B.C.
                                V1W 1P9

(1) Includes 1,814,884 shares of our common stock and 51,000 options owned by Mr. Klippenstein's wife, Maria Klippenstein.

(2) Includes  1,694,895  shares of our common stock and 211,333 options owned by





Mrs. Klippenstein's husband, John Klippenstein.

Changes in Control.  We are not aware of any  arrangements,  which may result in
-------------------
"changes in control" as that term is defined by the provisions of Item 403(c) of Regulation S-B.


Item 12. Certain Relationships and Related Transactions.
--------------------------------------------------------

Related Party  Transactions.  On or about January 1, 1998, prior to becoming our
----------------------------
subsidiary, L.O.M. Laboratories Inc., purchased from John Klippenstein all product rights to the Lens-O-Matic. L.O.M. Laboratories Inc. paid a purchase price of CDN$542,000 allocated as follows:

     o    L.O.M.   Laboratories  Inc.  forgave  John   Klippenstein's   debt  of
          CDN$101,329; and
     o L.O.M. Laboratories Inc. issued, to John Klippenstein, 4,000 of the Company's Class "C" Preferred Shares valued at CDN$440,671.

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

We lease office space from 494040 B.C. Ltd. ("Tech-Nacan Consultants"). Tech-Nacan Consultants, a British Columbia corporation, is a real estate development company owned by John Klippenstein, our President, Chief Executive Officer and a member of our Board of Directors, and Maria Klippenstein, our Secretary and Treasurer. For the year ended May 31, 2003, we paid US$24,365 for that office space.

On or about October 27, 1997, with the Board of Director's approval, the Company and John Klippenstein executed a five-year employment contract. Under the agreement, John Klippenstein is to provide us with management services for which we agreed to pay Mr. Klippenstein US$120,000 for the first year with a US$10,000 increase every year thereafter, resulting in a final fifth year salary of US$160,000. John Klippenstein is our President, Chief Executive Officer and a member of our Board of Directors. During the year ended May 31, 2003, we paid US$176,221 to Mr. Klippenstein consisting of US$95,392 in cash and US$80,829 accrued as wages payable.

During the year ended May 31, 2003, we paid Maria Klippenstein, our Secretary and Treasurer, US$17,822 in office and administrative fees.

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

Within the 90 days prior to the date of this report, the Company's Chief Executive Officer and Chief Financial Officer, with the participation of other members of management, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14 of the Securities Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective in connection with the filing of this Yearly Report on Form 10-KSB for the year ended May 31, 2003.

There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of our most recent evaluation, including any significant deficiencies and material weaknesses of internal controls that would require corrective action.


Item 14. Exhibits and Reports on Form 8-K
-----------------------------------------

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

21.            Subsidiaries of the Registrant**

22.            Published Report  Regarding  Matters  Submitted to Vote (Not
               Applicable)

23.1           Consent of Auditors (Not Applicable)

23.2           Consent of Counsel (Not Applicable)

24.            Power of Attorney (Not Applicable)

31.1           Certification Pursuant to Rule 13a-14(a) of John Klippenstein

31.2           Certification Pursuant to Rule 13a-14(a) of Tanya Sedlacek

32.1           Certification of John Klippenstein

32.2           Certification of Tanya Sedlacek

99.            Additional Exhibits (Not Applicable)

*Previously filed as Exhibits to Registration Statement on Form 10-SB and all amendments thereto filed with the Commission.

**Included in consolidated financial statements filed herewith.

*** Will be filed as an exhibit to an amended 10KSB.

(b)  Reports on Form 8-K

     Holders of the majority of the issued and outstanding shares of the Company removed David A. Gramlich as a member of our Board of Directors effective May 16, 2003. Holders of the majority of the issued and outstanding shares of the Company removed Dr. Colin Lee as a member of our Board of Directors effective May 16, 2003. Holders of the majority of the issued and outstanding shares of the Company removed Clifford Mandell as a member of our Board of Directors effective May 16, 2003. Holders of the majority of the issued and outstanding shares of the Company removed Dr. Jeffrey Berg as a member of our Board of Directors effective May 16, 2003.

                                   SIGNATURES
                                   ----------

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned in the City of Kelowna, British Columbia, Canada, on September 10, 2003.


                                              L.O.M. Medical International Inc.

                                              By: /s/ John Klippenstein
                                                  ------------------------------
                                                  John Klippenstein,
                                                  CEO & President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                       Title                       Date
---------                       -----                       ----



/s/ John Klippenstein           CEO and President           September 10, 2003
---------------------------
John Klippenstein



/s/ Tanya Sedlacek              Chief Financial Officer     September 10, 2003
---------------------------
Tanya Sedlacek