Form 10QSB
period 2003-08-31
L O M MEDICAL INTERNATIONAL INC
filed 2003-10-15
CIK 1065502

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
                                   -----------


(MARK ONE)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2003

[    ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934 FOR THE TRANSITION PERIOD FROM          TO


COMMISSION FILE NUMBER:


                       L.O.M. MEDICAL INTERNATIONAL, INC.
                       ----------------------------------
        (Exact name of small business issuer as specified in its charter)

DELAWARE                                                     98-0178784
--------                                                     ----------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)


                       #3-1482 Springfield Road, Kelowna,
                        British Columbia, Canada V1Y 5V3
                       ----------------------------------
                    (Address of principal executive offices)

                                  250.762.7552
                                  ------------
                (Issuer's Telephone Number, including Area Code)



                              Thomas E. Stepp, Jr.
                                 Stepp Law Group
                          32 Executive Park, Suite 105
                          Irvine, California 92614-6742
                             Telephone: 949.660.9700
                             Facsimile: 949.660.9010
                         -------------------------------
            (Name, Address and Telephone Number of Agent for Service)


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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date. As of August 31, 2003, there were 6,310,813 shares of the issuer's $.001 par value common stock issued and outstanding.

                                     PART I
                                     ------


Item 1.  Financial Statements
-----------------------------









                        Consolidated Financial Statements of


                        L.O.M. MEDICAL INTERNATIONAL INC.
                        ---------------------------------

                        (A Development Stage Enterprise)

                        Three months ended August 31, 2003

                        (Unaudited)

L.O.M. MEDICAL INTERNATIONAL INC.
(A Development Stage Enterprise)

Consolidated Balance Sheets
$ United States

August 31, 2003 and May 31, 2003

-----------------------------------------------------------------------------------------------------
                                                                       August 31,             May 31,
                                                                             2003                2003
                                                                      (Unaudited)
-----------------------------------------------------------------------------------------------------

Assets

Current assets:
     Cash and cash equivalents                                   $        6,536      $        7,642
     Amounts receivable                                                   2,932              16,418
     Prepaid expenses                                                    71,768              71,799
     ------------------------------------------------------------------------------------------------
                                                                         81,236              98,859

Deposits                                                                 11,003              11,117

Property, plant and equipment                                            16,114              17,270

-----------------------------------------------------------------------------------------------------
                                                                 $      108,353      $      124,246
-----------------------------------------------------------------------------------------------------

Liabilities and Stockholders' Deficiency

Current liabilities:
     Accounts payable and accrued liabilities                    $      627,549      $      516,837
     Convertible promissory notes (note 3)                               16,284              46,486
     ------------------------------------------------------------------------------------------------
                                                                        643,833             563,323

Minority interest                                                       318,150             321,469


Share subscriptions (note 4)                                            143,242             100,605

Stockholders' deficiency:
     Capital stock
       5,000,000   preferred shares with a par value of
                   $0.001 per share authorized
       50,000,000  common shares with a par value of
                   $0.001 per share authorized, 6,310,813
                   issued (May 31, 2003 - 6,311,813 issued),
                   net of treasury stock of 52,573 (May 31,
                   2003 - 52,073)                                         6,311               6,312
     Additional paid-in capital                                       4,077,490           4,080,739
     Deficit accumulated during the development stage                (5,113,977)         (4,981,506)
     Accumulated other comprehensive income                              33,304              33,304
     ------------------------------------------------------------------------------------------------
                                                                       (996,872)           (861,151)
Going concern (note 1 (a))
Commitments (note 2 (b))
Contingent liabilities (note 2 (a))
-----------------------------------------------------------------------------------------------------
                                                                 $      108,353      $      124,246
-----------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements

L.O.M. MEDICAL INTERNATIONAL INC.
(A Development Stage Enterprise)

Consolidated Statements of Loss
$ United States

Three months ended August 31, 2003 and 2002 and period from inception (March 17, 1997) to August 31, 2003 (Unaudited)

--------------------------------------------------------------------------------------------------------
                                                  From inception          Three months ended, August 31,
                                                (March 17, 1997)          ------------------------------
                                              to August 31, 2003                2003                2002
--------------------------------------------------------------------------------------------------------

Expenses:
     General and administration               $      3,814,519      $      109,574      $      171,892
     Research and development                        1,422,277              22,898              23,103
     ---------------------------------------------------------------------------------------------------
                                                     5,236,796             132,472             194,995

--------------------------------------------------------------------------------------------------------
Loss from operations                                (5,236,796)           (132,472)           (194,995)

Other income:
     Interest income                                   122,819                   1                 274

--------------------------------------------------------------------------------------------------------
Loss                                          $     (5,113,977)     $     (132,471)     $     (194,721)
--------------------------------------------------------------------------------------------------------


Weighted average number of common shares,
   basic and diluted                                 5,248,528           6,311,476           6,181,334


Loss per share, basic and diluted             $          (0.97)     $        (0.02)     $        (0.03)
--------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements

L.O.M. MEDICAL INTERNATIONAL INC.
(A Development Stage Enterprise)

Consolidated Statements of Cash Flows
$ United States

Three months ended August 31, 2003 and 2002 and period from inception (March 17, 1997) to August 31, 2003 (Unaudited)

-------------------------------------------------------------------------------------------------------------------------------
                                                                         From inception           Three months ended August 31,
                                                                       (March 17, 1997)           -----------------------------
                                                                     to August 31, 2003                2003                2002
-------------------------------------------------------------------------------------------------------------------------------

Cash flows provided by (used in):

Operating activities:
   Loss for the period                                               $     (5,113,977)     $     (132,471)     $     (194,721)

   Items not involving cash
     Amortization                                                             102,707               1,156               4,044
     Amortization of discount on convertible promissory notes                  41,034               8,099                   -
     Gain on sale of fixed assets                                              (2,659)                  -                   -
     Write down of product rights and patent costs                            374,128                   -                   -
     Subscription for common shares for consulting services                     1,625                   -              73,659
     Common shares issued for consulting services                             109,584                   -                   -
     Compensation cost of stock options issued for services                   486,719                   -                   -
     Foreign exchange loss (gain) on redeemable preferred shares               16,423              (3,319)             (5,810)
     Write-down of advances and deposits                                      168,680                   -                   -
     Common shares issued in lieu of cash payment of
       Interest on convertible promissory notes                                 1,341               1,086                   -

   Changes in non-cash working capital
     Amounts receivable                                                        (2,932)             13,486              (4,000)
     Prepaid expenses                                                         (71,768)                 31                   -
     Accounts payable and accrued liabilities                                 460,739             109,087             (18,353)
     --------------------------------------------------------------------------------------------------------------------------
                                                                           (3,428,356)             (2,845)           (145,181)
Financing activities:
     Issuance of capital stock                                              2,746,747                   -                   -
     Issuance of convertible debentures                                        72,639                   -                   -
     Common shares rescinded or repurchased                                   (48,851)             (1,625)                  -
     Proceeds from subscriptions for shares                                   999,299               3,250             150,525
     --------------------------------------------------------------------------------------------------------------------------
                                                                            3,769,834               1,625             150,525
Investing activities:
     Deposits                                                                (179,683)                114                   -
     Proceeds on disposition of property, plant and equipment                   6,189                   -                   -
     Acquisition of property, plant and equipment                            (104,352)                  -                   -
     Acquisition of product rights                                            (90,577)                  -                   -
     --------------------------------------------------------------------------------------------------------------------------
                                                                             (368,423)                114                   -

Effects of change in exchange rates on cash                                    33,481                   -                   -
-------------------------------------------------------------------------------------------------------------------------------
Increase (decrease) in cash                                                     6,536              (1,106)              5,344

Cash, beginning of period                                                           -               7,642             142,114
-------------------------------------------------------------------------------------------------------------------------------
Cash, end of period                                                  $          6,536      $        6,536      $      147,458
-------------------------------------------------------------------------------------------------------------------------------









L.O.M. MEDICAL INTERNATIONAL INC.
(A Development Stage Enterprise)

Consolidated Statements of Cash Flows (continued)
$ United States

Three months ended August 31, 2003 and 2002 and period from inception (March 17, 1997) to August 31, 2003 (Unaudited)

-------------------------------------------------------------------------------------------------------------------------------

Supplementary information
   Interest paid                                                     $              -      $            -      $            -
   Income taxes paid                                                                -                   -                   -
Non-cash financing and investing activities
   Issuance of redeemable preferred shares for product rights                 309,677                   -                   -
   Common shares issued for conversion of share subscriptions                 909,719                   -               6,800
   Common shares issued for consulting services                               109,584                   -                   -
   Common shares rescinded and cancelled                                       47,851               1,625                   -
   Subscriptions for common shares for consulting services                      1,625                   -                   -
   Common shares issued upon conversion of convertible promissory
     notes and accrued interest                                                 1,293                   -                   -
   Subscriptions for common shares upon conversion of convertible
     promissory notes and accrued interest                                     52,037              39,387                   -
   Compensation cost of stock options issued for services                     486,719                   -                   -
   Unpaid amount related to rescinded shares (note 2 (a))                     156,709              (1,625)                  -
   Unpaid amount related to returned shares                                    10,101               3,250                   -
-------------------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements

L.O.M. MEDICAL INTERNATIONAL INC.
(A Development Stage Enterprise)

Consolidated  Statement of Stockholders'  Equity  (Deficiency) and Comprehensive
Loss
$ United States

Period from inception (March 17, 1997) to August 31, 2003

-----------------------------------------------------------------------------------------------------------------------------
                                               Capital Stock                          Deficit
                                          -----------------------                 Accumulated     Accumulated           Total
                                             Number                  Additional    During the           Other   Stockholders'
                                          of Common                     Paid in   Development   Comprehensive          Equity
                                             Shares        Amount       Capital         Stage          Income    (Deficiency)
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
-----------------------------------------------------------------------------------------------------------------------------







L.O.M. MEDICAL INTERNATIONAL INC.
(A Development Stage Enterprise)

Consolidated  Statements of Stockholders'  Equity (Deficiency) and Comprehensive
Loss (continued)
$ United States

Period from inception (March 17, 1997) to August 31, 2003

-----------------------------------------------------------------------------------------------------------------------------
                                               Capital Stock                          Deficit
                                          -----------------------                 Accumulated     Accumulated           Total
                                             Number                  Additional    During the           Other   Stockholders'
                                          of Common                     Paid in   Development   Comprehensive          Equity
                                             Shares        Amount       Capital         Stage          Income    (Deficiency)
-----------------------------------------------------------------------------------------------------------------------------

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






L.O.M. MEDICAL INTERNATIONAL INC.
(A Development Stage Enterprise)

Consolidated  Statements of Stockholders'  Equity (Deficiency) and Comprehensive
Loss (continued)
$ United States

Period from inception (March 17, 1997) to August 31, 2003

-----------------------------------------------------------------------------------------------------------------------------
                                               Capital Stock                          Deficit
                                          -----------------------                 Accumulated     Accumulated           Total
                                             Number                  Additional    During the           Other   Stockholders'
                                          of Common                     Paid in   Development   Comprehensive          Equity
                                             Shares        Amount       Capital         Stage          Income    (Deficiency)
-----------------------------------------------------------------------------------------------------------------------------

Common shares issued for cash
  on April 2, 2002 at $1.00                 10,000            10         9,990             -               -          10,000

Common shares issued for cash
  on April 24, 2002 at $3.25                   462             1         1,501             -               -           1,502

Comprehensive loss                               -             -             -    (1,051,699)              -      (1,051,699)
-----------------------------------------------------------------------------------------------------------------------------
                                         6,262,882         6,263     3,689,273    (3,934,228)         33,304        (205,388)

Shares rescinded and retained
  as treasury stock                        (81,231)          (81)     (217,266)            -               -        (217,347)

Shares repurchased and retained
  as treasury stock                         (3,205)           (3)       (7,848)            -               -          (7,851)

-----------------------------------------------------------------------------------------------------------------------------
Balance, May 31, 2002                    6,178,446   $     6,179   $ 3,464,159   $(3,934,228)  $      33,304   $    (430,586)

Common shares issued on conversion
  on share subscriptions on
  August 30, 2002 at $3.25, net
  of share issue costs                      10,693            11        34,364             -               -          34,375

Common shares issued for cash on
  October 29, 2002 at $2.485                   165             -           410             -               -             410

Common shares issued for cash on
  October 29, 2002 at $2.61, net
  of share issue costs                      16,935            17        44,183             -               -          44,200

Common shares issued for cash on
  October 29, 2002 at $2.70, net
  of share issue costs                      14,923            15        40,275             -               -          40,290

Common shares issued for cash on
  October 29, 2002 at $3.25                    500             -         1,625             -               -           1,625

Common shares issued for cash on
  October 29, 2002 at $4.40                 14,546            15        63,985             -               -          64,000

Common shares issued for consulting
  services on October 29, 2002 at $3.09     23,827            24        73,636             -               -          73,660

Common shares issued for cash on
  February 28, 2003 at $3.25                11,630            12        37,786             -               -          37,798

Common shares issued for consulting
  services on February 28, 2003 at $3.25     4,638             5        15,069             -               -          15,074







L.O.M. MEDICAL INTERNATIONAL INC.
(A Development Stage Enterprise)

Consolidated  Statements of Stockholders'  Equity (Deficiency) and Comprehensive
Loss (continued)
$ United States

Period from inception (March 17, 1997) to August 31, 2003

-----------------------------------------------------------------------------------------------------------------------------
                                               Capital Stock                          Deficit
                                          -----------------------                 Accumulated     Accumulated           Total
                                             Number                  Additional    During the           Other   Stockholders'
                                          of Common                     Paid in   Development   Comprehensive          Equity
                                             Shares        Amount       Capital         Stage          Income    (Deficiency)
-----------------------------------------------------------------------------------------------------------------------------

Common shares issued on
  February 28, 2003 at $2.00 upon
  conversion of convertible promissory
  note                                         323             -           646             -               -             646

Common shares issued for cash
  on May 20, 2003 at $3.25                   1,500             1         4,874             -               -           4,875

Common shares issued on
  May 20, 2003 at $2.00 upon
  conversion of convertible promissory
  note                                         324             -           647             -               -             647

Common shares issued for consulting
  services on May 20, 2003 at $3.25          1,000             1         3,249             -               -           3,250

Share rescission retracted (note 5(a))      32,363            32        58,981             -               -          59,013

Beneficial conversion option on
  convertible promissory notes (note 6)          -             -        45,400             -               -          45,400

Compensation cost of options issued
  for services (note 8 (b))                      -             -       191,450             -               -         191,450

Comprehensive loss:
  Loss                                           -             -             -    (1,047,278)              -      (1,047,278)
-----------------------------------------------------------------------------------------------------------------------------
Balance, May 31, 2003                    6,311,813   $     6,312   $ 4,080,739   $(4,981,506)  $      33,304   $    (861,151)

Shares repurchased and retained
  as treasury stock                         (1,000)           (1)       (3,249)            -               -          (3,250)

Comprehensive loss:
  Loss                                           -             -             -      (132,471)              -        (132,471)
-----------------------------------------------------------------------------------------------------------------------------
Balance, August 31, 2003                 6,310,813   $     6,311   $ 4,077,490   $(5,113,977)  $      33,304   $    (996,872)
=============================================================================================================================

L.O.M. MEDICAL INTERNATIONAL INC.
(A Development Stage Enterprise)

Notes to Consolidated Financial Statements
$ United States

Three months ended August 31, 2003 and 2002
(Unaudited)

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

1.   Significant accounting policies:
-------------------------------------

     a)   Going concern

          These financial statements have been prepared by management on the going concern basis in accordance with accounting principles generally accepted in the United States of America, which assumes the realization of assets and liquidation of liabilities and commitments in the normal course of business. As shown in the consolidated financial statements, to date, the Company has generated no revenues, has a working capital deficiency and has accumulated a deficit since inception of $5,113,977. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern is dependent on its ability to generate future profitable operations and receive continued financial support from its stockholders and other investors. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

          The financial information presented as at August 31, 2003, for the three months ended August 31, 2003 and 2002 and for the period from inception (March 17, 1997) to August 31, 2003 is unaudited, however, in the opinion of management, all adjustments (consisting solely of normal recurring items) necessary for the fair presentation of these unaudited amounts in conformity with accounting principles generally accepted in the United States of America have been made. These unaudited interim consolidated financial statements should be read in conjunction with the annual consolidated financial statements for the year ended May 31, 2003 filed under Form 10-KSB.

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

L.O.M. MEDICAL INTERNATIONAL INC.
(A Development Stage Enterprise)

Notes to Consolidated Financial Statements
$ United States

Three months ended August 31, 2003 and 2002
(Unaudited)

--------------------------------------------------------------------------------


2.   Contingent liability:
--------------------------

     (a) Stockholders who acquired 99,933 of common stock from the Company prior to May 31, 2001 for aggregate proceeds of approximately $263,573, exercised their right of rescission during the year ended May 31, 2002. As of August 31, 2003 the Company has repaid $47,851 of the $263,573. The remaining $156,709 as at August 31, 2003 is unsecured and is included in accounts payable and accrued liabilities on the consolidated balance sheet. The Company does not have sufficient funds to repay this liability at this time.

          Treasury stock consists of the 99,933 shares of common stock originally acquired under the rescission order less 19,202 shares of common stock that was cancelled and 32,363 shares of common stock for which the rescission offer was retracted by the original purchaser plus 4,205 shares which were repurchased separately and are being held as treasury stock for total treasury stock of 52,573 shares.

     (b) During the year ended the Company signed an offer to purchase additional office space for approximately $604,000 with a planned occupancy date of April 1, 2003. To date, the Company has not secured the necessary financing to fund this acquisition. It is not currently the intention of the Company to complete this transaction. It is management's best estimate that no liability will arise to the Company as a result of not completing this offer to purchase, as another party has purchased the intended office space. As a result, no liability has been accrued for this contingency in these consolidated financial statements.

3.   Convertible promissory notes:
----------------------------------

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

     During the three months ended August 31, 2003, $38,301 of the convertible promissory notes plus accrued interest were converted into subscriptions for 19,697 common shares of the Company.

     ---------------------------------------------------------------------------
     Convertible promissory notes                                     $  20,650

     Unamortized discount related to the beneficial conversion
     option                                                              (4,366)

     ---------------------------------------------------------------------------
                                                                      $  16,284
     ---------------------------------------------------------------------------

L.O.M. MEDICAL INTERNATIONAL INC.
(A Development Stage Enterprise)

Notes to Consolidated Financial Statements
$ United States

Three months ended August 31, 2003 and 2002
(Unaudited)

--------------------------------------------------------------------------------


4.   Share subscriptions:
-------------------------

     As at May 31, 2003, the Company had received share subscriptions for 11,337 common shares at $3.25 per share for net proceeds of $36,845, 19,394 common shares at $2.50 per share for net proceeds of $48,485, 455 common shares at $2.20 per share for net proceeds of $1,000, 500 common shares in exchange for services received prior to May 31, 2003 having a value of $1,625, as well as 6,325 shares at a price of $2.00 per share upon receipt of a notice of conversion for a convertible promissory note plus interest of $12,650. During the three months ended August 31, 2003, the Company received additional share subscriptions for 1,000 common shares at $3.25 per share for net proceeds of $3,250, as well as 19,697 shares at a price of $2.00 upon receipt of a notice of conversion for a convertible promissory note plus interest of $39,387. All subscription proceeds were received by the Company prior to August 31, 2003 and were issued subsequent to August 31, 2003.

Item 2.  Management's Discussion and Analysis or Plan of Operation
------------------------------------------------------------------

OUR DISCLOSURE AND ANALYSIS IN THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS OF OUR MANAGEMENT ("FORWARD-LOOKING STATEMENTS") INCLUDING, WITHOUT LIMITATION, FORWARD-LOOKING STATEMENTS REGARDING OUR EXPECTATIONS, BELIEFS, INTENTIONS AND FUTURE STRATEGIES. FORWARD-LOOKING STATEMENTS ARE STATEMENTS THAT ESTIMATE THE HAPPENING OF FUTURE EVENTS AND ARE NOT BASED ON HISTORICAL FACTS. FORWARD-LOOKING STATEMENTS MAY BE IDENTIFIED BY THE USE OF FORWARD-LOOKING TERMINOLOGY, SUCH AS "COULD", "MAY", "WILL", "EXPECT", "SHALL", "ESTIMATE", "ANTICIPATE", "PROBABLE", "POSSIBLE", "SHOULD", "CONTINUE", "INTEND" OR SIMILAR TERMS, VARIATIONS OF THOSE TERMS OR THE NEGATIVE OF THOSE TERMS. THE FORWARD-LOOKING STATEMENTS SPECIFIED IN THIS QUARTERLY REPORT FOR THE 10-QSB HAVE BEEN COMPILED BY US ON THE BASIS OF ASSUMPTIONS MADE BY US AND CONSIDERED BY US TO BE REASONABLE. OUR FUTURE OPERATING RESULTS, HOWEVER, ARE IMPOSSIBLE TO PREDICT AND NO REPRESENTATION, GUARANTY, OR WARRANTY IS TO BE INFERRED FROM THOSE FORWARD-LOOKING STATEMENTS.

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

Once the needle of the Syringe is injected, the user simply has to press the plunger top gently with his or her thumb to automatically retract the needle into its own sealed chamber. The needle is now hidden where it remains locked in place and cannot be used again. Unlike other safety syringes, the plunger remains inside the barrel of the syringe and requires no hand manipulation. The Syringe will be produced in standard industry sizes from 1CC to 20 CC, inclusive.

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

Additional testing and refining of the 3cc syringe have led to additional enhancements to the Syringe. These enhancements have led to the reduction of the length, and the reduced complexity of the various parts. Initially, this task was to eliminate any dead space in the Syringe. This proved to be successful as well as enhanced performance of the retraction process. It also simplifies the manufacturing and reduces production costs. The Syringe now has the same length and diameter as a conventional syringe, which is a requirement for the end user. The production molds will be modified for these size changes. The designs of the ..5cc, 1cc, 1.5cc, 5cc and the 10cc are ready for prototyping. The final design enhancements of the 3cc syringe have been incorporated into the 1cc design. With the 1cc being considerably smaller than the 3cc, the tolerances are much tighter. The extra engineering during computer modeling of component sizing ensures that the 1cc syringe performs as well as the 3cc. The extensive designs of the syringe components have utilized the shared parts between all sizes and combined the number of parts on a single unit, thus minimizing overall costs.

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

During the next 12 months we anticipate increasing our staff as the pre-production of the Syringe moves forward. Dr. Simon Wood has agreed to supervise our research and development department. Currently, he bills us on an hourly basis for work completed. There is no written contract with him at this time. We have contracted with Kevin Conway, a mid-level engineer for certain services. Mr. Conway performs subcontract work on an hourly basis. He is assisting with the design, engineering, and modeling of the retractable syringe.

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

The management's report on our August 31, 2003 consolidated financial statements includes a paragraph explaining that we have generated no revenues, have a working capital deficiency and accumulated a deficit since inception of $5,113,977 which are factors, among others, that raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty

Business Risks
--------------

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

Liquidity and Capital Resources
-------------------------------

We believe we have raised enough capital to allow us to meet our financial obligations for a period of at least one month from August 31, 2003, not including our current obligations, aggregating $156,709 under the British Columbia Security Commission rescission offer. However, this one-month forecast is a forward-looking statement that involves risks and uncertainties. Actual results could differ significantly as a result of these uncertainties as the forecast assumes on-going support from creditors, including the obligations under the rescission offer, and shareholders.

We had cash resources of $6,536 at August 31, 2003. At May 31, 2003, we had cash resources of $7,642. On August 31, 2003, total current assets of were $81,236 and total current liabilities were $643,833. At August 31, 2003, total current liabilities exceeded total current assets by $562,597. At May 31, 2003, total current assets were $98,859 and total current liabilities were $563,323. At May 31, 2003, total current liabilities exceeded total current assets by $464,464. Cash constitutes our current internal sources of liquidity. Because we are not generating any revenues from the sale or licensing of our products, our only external source of liquidity is the sale of our capital stock.

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

The consolidated financial statements have been prepared on the going concern basis, which assumes the realization of assets and liquidation of liabilities in the normal course of operations. If the Company were not to continue as a going concern, it would likely not be able to realize on its assets at values comparable to the carrying value or the fair value estimates reflected in the balances set out in the preparation of the consolidated financial statements. As described elsewhere in this report, at August 31, 2003 there are certain conditions that currently exist which raise substantial doubt about the validity of this assumption. While the Company anticipates raising additional funding through future profitable operations and the sale of share subscriptions to remove the substantial doubt, these funds are not assured. Failure to raise additional funds may result in the Company curtailing operations or writing assets and liabilities down to liquidation values, or both.

Results of Operations
---------------------

We have not yet realized any revenues from operations. The loss from March 17, 1997 (inception) to August 31, 2003, was $5,113,977. The loss for the 3-month period ended August 31, 2003, was $132,471 compared to a loss of $194,721 for the 3-month period ended August 31, 2002. Such losses were primarily the result of product development and operational expenditures.

The current 3-month period loss has decreased compared to the prior comparable period because we are restricting outflow of funds until we have additional capitalization. During the 3-month period ending August 31, 2003, we have paid $22,898 with regards to developing the Syringe and the Blood Collection units, compared to $23,103 incurred during the 3-months ending August 31, 2002. General and administrative expenses for the 3-month period ending August 31, 2003 was $109,574, compared to $171,892 incurred during the 3-months ending August 31, 2002.

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

Within the 90 days prior to the date of this report, the Company's Chief Executive Officer and Chief Financial Officer, with the participation of other members of management, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14 of the Securities Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective in connection with the filing of this Quarterly Report on Form 10-QSB for the quarter ended August 31, 2003.

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


Item 1.  Legal Proceedings
--------------------------

Litigation Involving Our Subsidiary.
------------------------------------

None

British Columbia Securities Commission.
---------------------------------------

During the year ended May 31 2002, the Company engaged in discussions with staff of the British Columbia Securities Commission (the "BCSC") concerning the distribution of the Company's common stock to certain residents of British Columbia. Staff of the BCSC took the position that the distribution of certain shares may not have, in all circumstances, satisfied the prospectus exemption requirements under the Securities Act (British Columbia). In order to resolve the concerns of staff of the BCSC, the Company agreed to make an offer of rescission (the "Rescission Offer") to purchasers of its common stock residing in British Columbia. Stockholders who acquired 99,933 common shares from the Company for aggregate proceeds of $263,573 exercised their right of rescission. As of Aug 31, 2003, the Company has repaid $47,851 of the $263,573. In addition, during the year ended May 31, 2003, 32,363 shares were retracted from the rescission offer by the original purchaser, resulting in a decrease in liability of $59,013. These shares were returned to the shareholder and removed from treasury stock. The remaining payable balance of $156,709 is included in accounts payable and accrued liabilities on the consolidated balance sheet. The Company does not have sufficient funds to repay this liability at this time.

As of Aug 31, 2003, three shareholders, not entitled to the rescission offer, holding 1,000, 2,205, and 1,000 common shares with a cost of $1,000, $6,851, and $3,250 respectively, requested that the Company accept the return of their shares. The Company accepted the return of the shares and repaid the original subscription price of $1,000 to one shareholder and has recorded a liability of $10,101, which is included in accounts payable and accrued liabilities for the other shareholder. All of these shares are held as treasury stock as at Aug 31, 2003.

The Company and John Klippenstein appeared in a hearing before the BCSC on October 9, 2003 to respond to various allegations and the status of the rescission offer (note 2(a)). Possible implications of the hearing, if the ruling is not in favour of John Klippenstein and the Company, include Mr. Klippenstein and the Company being banned from trading securities in British Columbia, Mr. Klippenstein being banned from being a director or engaging in investor relations activities and the payment of penalties, fines and the costs of the hearing. The Company and John Klippenstein dispute the validity of the allegations, consulted legal counsel, and intend to vigorously defend themselves against the allegations. The outcome of these matters cannot be determined at this time.

There are no other security issues pending against the Company nor are any other such actions contemplate.

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

Stock Options.
--------------

Our Board of Directors has adopted a stock option plan ("Stock Option Plan"). The Stock Option Plan is designed to retain qualified and competent officers, employees and directors of the Company. Our Board of Directors, or a committee thereof, shall administer the Stock Option Plan and is authorized, in its sole and absolute discretion, to grant options to all of our eligible employees, officers and directors (whether or not employed by us). During the year ended May 31, 2001, 340,417 and during the nine month period ended February 28, 2003, 359,833 stock options were granted in accordance with the Stock Option Plan. Under SFAS 123, compensation cost of $486,719 has been recorded for those options issued to consultants to August 31, 2003. Options granted pursuant to the Stock Option Plan will be exercisable within the period specified in the respective stock option agreements. Options granted under the Stock Option Plan will not be exercisable after the expiration of ten (10) years from the date of grant for shareholders with less than 10% ownership and five (5) years for shareholders with 10% or more share ownership.

Share Issuances.
----------------

During the three months ended August 31, 2003, there were no common shares issued pursuant to Regulation S.

Item 3.  Default Upon Senior Securities
---------------------------------------

None.

Item 4.  Submission of Matters to Vote of Security Holders
----------------------------------------------------------

None

Item 5.  Other Information
--------------------------

This quarterly reporting, including consolidated financial statements for August 31, 2003 and the management's report, have not been reviewed by the auditors' of the Company. The auditors' of the Company are currently performing a review and the Company will file an amendment to the August 31, 2003 10-QSB filing once the review is complete.

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

Effective September 5, 2003, the Board of Director's appointed Mr. Anthony Hawkshaw as a Director. Effective September 5, 2003, the Board of Director's appointed Mrs. Maria Klippenstein as a Director. Effective September 5, 2003, the Board of Director's appointed Mr. Lionel Mathews as a Director. Effective October 8, 2003, the Board of Director's appointed Mr. Darren McGregor as a Director.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  October 10, 2003                      L.O.M. Medical International, Inc.


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

                                 CERTIFICATIONS
                                 --------------

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


Date: October 10, 2003



/s/ John Klippenstein
----------------------------------------
John Klippenstein, President & CEO

                                 CERTIFICATIONS
                                 --------------

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


Date: October 10, 2003



/s/ Tanya Sedlacek
----------------------------------------
Tanya Sedlacek, CFO