Form 10KSB/A
period 2003-05-31
L O M MEDICAL INTERNATIONAL INC
filed 2003-10-24
CIK 1065502

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                  FORM 10-KSB/A
                                  -------------

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


In a Board of Directors (the "Board") meeting on May 16, 2003, the Board made several allegations regarding alleged inappropriate conduct of John Klippenstein. The Board members allege that John Klippenstein received proceeds for subscriptions for common shares of the Company but did not forward the funds to the Company for deposit, did not disclose that he and the Company were subject to additional scrutiny by the BCSC, did not disclose to the Board past restrictions on John Klippenstein's trading of securities imposed by the Saskatchewan Securities Commission, granted licensing rights of the Company's retractable syringe to third parties without the consent of the Board, gave an undertaking to shareholders and other investors relating to the future value of the Company's common stock and was engaged in unfair practices with the intent of effecting the trade of the Company's common stock. The majority of the Board voted to ask for the resignation of John Klippenstein and to remove him from his position as director. John Klippenstein refused to resign and subsequent to the meeting, Mr. Klippenstein and his wife, Maria Klippenstein, as the holders of a majority of the issued and outstanding common stock of the Company, removed Dr. Jeffrey Berg, Dr. Colin Lee, Clifford Mandell, and David Gramlich as directors and appointed John Klippenstein as the sole member of the Board.

The Company and John Klippenstein, who is the sole director, are scheduled to appear in a hearing before the BCSC on October 9, 2003 to respond to the above allegations and the status of the rescission offer (note 5(a)). Possible implications of the hearing, if the ruling is not in favour of John Klippenstein and the Company, include Mr. Klippenstein and the Company being banned from trading securities in British Columbia, the president being banned from being a director or engaging in investor relations activities and the payment of penalties, fines and the costs of the hearing. The Company and John Klippenstein dispute the validity of the above allegations have engaged legal counsel and intend to vigorously defend themselves against the allegations. The outcome of these matters cannot be determined at this time.


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