Form 10QSB/A
period 2003-08-31
L O M MEDICAL INTERNATIONAL INC
filed 2003-10-24
CIK 1065502

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB/A
                                  -------------


(MARK ONE)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2003

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934 FOR THE TRANSITION PERIOD FROM          TO
                                               ---------   ------------


COMMISSION FILE NUMBER: 000-26089



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

                                     PART I
                                     ------



SPECIAL NOTE REGARDING INDEPENDENT ACCOUNTANTS REVIEW
-----------------------------------------------------
Our independent accountants, KPMG LLP, have not performed any review procedures at the time of filing this quarterly report on Form 10-QSB for the three months ended August 31, 2003, as required under Item 310(b) of Regulation S-B.



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