Form 10QSB
period 2003-11-30
L O M MEDICAL INTERNATIONAL INC
filed 2004-01-14
CIK 1065502

U.S. SECURITIES AND EXCHANGE
                                   COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


(MARK ONE)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2003

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


       #3-1482 Springfield Road, Kelowna, British Columbia, Canada V1Y 5V3
       -------------------------------------------------------------------
                    (Address of principal executive offices)


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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date. As of November 30, 2003, there were 6,367,490 shares of the issuer's $.001 par value common stock issued and outstanding.

                                     PART I
                                     ------

SPECIAL NOTE REGARDING INDEPENDENT ACCOUNTANTS REVIEW
Our independent accountants, KPMG LLP, have not performed any review procedures at the time of filing this quarterly report on Form 10-QSB for the six months ended November 30, 2003, as required under Item 310(b) of Regulation S-B.


Item 1. Financial Statements
----------------------------










                        Consolidated Financial Statements of


                        L.O.M. MEDICAL INTERNATIONAL INC.

                        (A Development Stage Enterprise)

                        Six months ended November 30, 2003

                        (Unaudited)

L.O.M. MEDICAL INTERNATIONAL INC.
(A Development Stage Enterprise)

Consolidated Balance Sheets
$ United States

November 30, 2003 and May 31, 2003

====================================================================================================================
                                                                                    November 30,             May 31,
                                                                                            2003                2003
                                                                                     (Unaudited)
--------------------------------------------------------------------------------------------------------------------

Assets

Current assets:
     Cash and cash equivalents                                                  $          629      $        7,642
     Amounts receivable                                                                  4,729              16,418
     Prepaid expenses                                                                   71,857              71,799
     ---------------------------------------------------------------------------------------------------------------
                                                                                        77,215              98,859

Deposits                                                                                11,747              11,117

Property, plant and equipment                                                           14,958              17,270

--------------------------------------------------------------------------------------------------------------------
                                                                                $      103,920      $      124,246
====================================================================================================================

Liabilities and Stockholders' Deficiency

Current liabilities:
     Accounts payable and accrued liabilities                                   $      824,756      $      516,837
     Convertible promissory notes (note 3)                                               7,886              46,486
--------------------------------------------------------------------------------------------------------------------
                                                                                       832,642             563,323

Minority interest                                                                      339,682             321,469


Share subscriptions (note 4)                                                            63,873             100,605

Stockholders' deficiency:
     Capital stock
       5,000,000   preferred shares with a par value of $0.001 per
                   share authorized
       50,000,000  common shares with a par value of $0.001 per
                   share authorized, 6,367,490 issued
                  (May 31, 2003 - 6,311,813 issued), net of treasury
                   stock of 53,604 (May 31, 2003 - 51,073)                               6,367               6,312
     Additional paid-in capital                                                      4,214,361           4,080,739
     Deficit accumulated during the development stage                               (5,386,309)         (4,981,506)
     Accumulated other comprehensive income                                             33,304              33,304
     ---------------------------------------------------------------------------------------------------------------
                                                                                   (1,132,277)            (861,151)
Going concern (note 1 (a))
Commitments (note 2 (b))
Contingent liabilities (note 2 (a))
--------------------------------------------------------------------------------------------------------------------
                                                                                $      103,920      $      124,246
====================================================================================================================

See accompanying notes to consolidated financial statements

L.O.M. MEDICAL INTERNATIONAL INC.
(A Development Stage Enterprise)

Consolidated Statements of Loss
$ United States

Six months ended November 30, 2003 and 2002 and period from inception (March 17, 1997) to November 30, 2003
(Unaudited)

==========================================================================================================
                                                    From inception       Six months ended, November 30,
                                                  (March 17, 1997)    ------------------------------------
                                              to November 30, 2003                2003                2002
----------------------------------------------------------------------------------------------------------

Expenses:
     General and administration               $        4,012,697      $      307,752      $      290,270
     Research and development                          1,496,431              97,052              50,233
     -----------------------------------------------------------------------------------------------------
                                                       5,509,128             404,804             340,503

----------------------------------------------------------------------------------------------------------
Loss from operations                                  (5,509,128)           (404,804)           (340,503)

Other income:
     Interest income                                     122,819                   1                 512

----------------------------------------------------------------------------------------------------------
Loss                                          $       (5,386,309)     $     (404,803)     $     (339,991)
==========================================================================================================


Weighted average number of common shares,
   basic and diluted                                   5,288,467           6,317,417           6,200,099

Loss per share, basic and diluted             $            (1.02)     $        (0.06)     $        (0.05)

==========================================================================================================

See accompanying notes to consolidated financial statements

L.O.M. MEDICAL INTERNATIONAL INC.
(A Development Stage Enterprise)

Consolidated Statements of Loss
$ United States

Three months ended November 30, 2003 and 2002
(Unaudited)

================================================================================
                                                          2003              2002
--------------------------------------------------------------------------------

Expenses:
     General and administration                 $     198,178     $     118,378
     Research and development                          74,154            27,130
     ---------------------------------------------------------------------------
                                                      272,332           145,508

--------------------------------------------------------------------------------
Loss from operations                                 (272,332)         (145,508)

Other income:
     Interest income                                        -               238

--------------------------------------------------------------------------------
Net loss                                        $    (272,332)    $    (145,270)
================================================================================


Weighted average number of common shares,
   basic and diluted                                6,323,425         6,219,069

Loss per common share, basic and diluted        $       (0.04)    $       (0.02)

================================================================================

See accompanying notes to consolidated financial statements

L.O.M. MEDICAL INTERNATIONAL INC.
(A Development Stage Enterprise)

Consolidated Statements of Cash Flows
$ United States

Six months ended November 30, 2003 and 2002 and period from inception (March 17, 1997) to November 30, 2003
(Unaudited)

===============================================================================================================================
                                                                           From inception         Six months ended November 30,
                                                                         (March 17, 1997)         -----------------------------
                                                                     to November 30, 2003              2003                2002
-------------------------------------------------------------------------------------------------------------------------------

Cash flows provided by (used in):

Operating activities:
   Loss for the period                                               $       (5,386,309)     $    (404,803)      $    (339,991)

   Items not involving cash
     Amortization                                                               103,863              2,312               8,088
     Amortization of discount on convertible promissory notes                    43,286             10,351                   -
     Gain on sale of fixed assets                                                (2,659)                 -                   -
     Write down of product rights and patent costs                              374,128                  -                   -
     Subscription for common shares for consulting services                      44,375             42,750              73,659
     Common shares issued for consulting services                               109,584                  -                   -
     Compensation cost of stock options issued for services                     486,719                  -                   -
     Foreign exchange loss (gain) on redeemable preferred shares                 37,955             18,213              (6,985)
     Write-down of advances and deposits                                        168,680                  -                   -
     Common shares issued in lieu of cash payment of
       Interest on convertible promissory notes                                   1,690              1,435                   -

   Changes in non-cash working capital
     Amounts receivable                                                          (4,729)            11,689               9,735
     Prepaid expenses                                                           (71,857)               (58)                  -
     Accounts payable and accrued liabilities                                   651,631            299,979              37,792
     --------------------------------------------------------------------------------------------------------------------------
                                                                             (3,443,643)           (18,132)           (217,702)
Financing activities:
     Issuance of capital stock                                                2,746,747                  -                   -
     Issuance of convertible debentures                                          72,639                  -                   -
     Common shares rescinded or repurchased                                     (48,851)            (1,625)                  -
     Proceeds from subscriptions for shares                                   1,009,423             13,374             150,525
     --------------------------------------------------------------------------------------------------------------------------
                                                                              3,779,958             11,749             150,525
Investing activities:
     Deposits                                                                  (180,427)              (630)                  -
     Proceeds on disposition of property, plant and equipment                     6,189                  -                   -
     Acquisition of property, plant and equipment                              (104,352)                 -                   -
     Acquisition of product rights                                              (90,577)                 -                   -
     --------------------------------------------------------------------------------------------------------------------------
                                                                               (369,167)              (630)                  -

Effects of change in exchange rates on cash                                      33,481                  -                   -
-------------------------------------------------------------------------------------------------------------------------------
Increase (decrease) in cash                                                         629             (7,013)            (67,177)

Cash, beginning of period                                                            -               7,642             142,114

-------------------------------------------------------------------------------------------------------------------------------
Cash, end of period                                                  $              629      $         629       $      74,937
===============================================================================================================================










L.O.M. MEDICAL INTERNATIONAL INC.
(A Development Stage Enterprise)

Consolidated Statements of Cash Flows (continued)
$ United States

Six months ended November 30, 2003 and 2002 and period from inception (March 17, 1997) to November 30, 2003
(Unaudited)

===============================================================================================================================

Supplementary information
   Interest paid                                                     $                -      $           -       $           -
   Income taxes paid                                                                  -                  -                   -
Non-cash financing and investing activities
   Issuance of redeemable preferred shares for product rights                   309,677                  -                   -
   Common shares issued for conversion of share subscriptions                 1,010,324            100,605              34,375
   Common shares issued for consulting services                                 109,584                  -              73,659
   Common shares rescinded and cancelled                                         47,851              1,625                   -
   Subscriptions for common shares for consulting services                       44,375             42,450                   -
   Common shares issued upon conversion of convertible promissory
     notes and accrued interest                                                   1,293                  -                   -
   Subscriptions for common shares upon conversion of convertible
     promissory notes and accrued interest                                       63,036             50,386                   -
   Compensation cost of stock options issued for services                       486,719                  -                   -
   Unpaid amount related to rescinded shares (note 2 (a))                       156,709             (1,625)            (11,390)
   Unpaid amount related to returned shares                                      16,416              9,565                   -
===============================================================================================================================

See accompanying notes to consolidated financial statements

L.O.M. MEDICAL INTERNATIONAL INC.
(A Development Stage Enterprise)

Consolidated Statement of Stockholders' Equity (Deficiency) and Comprehensive
Loss
$ United States

Period from inception (March 17, 1997) to November 30, 2003

==================================================================================================================================
                                              Capital Stock                              Deficit
                                        -------------------------                    Accumulated     Accumulated           Total
                                             Number                   Additional      During the           Other   Stockholders'
                                          of Common                      Paid in     Development   Comprehensive          Equity
                                             Shares        Amount        Capital           Stage          Income    (Deficiency)
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
==================================================================================================================================








L.O.M. MEDICAL INTERNATIONAL INC.
(A Development Stage Enterprise)

Consolidated Statements of Stockholders' Equity (Deficiency) and Comprehensive
Loss (continued)
$ United States

Period from inception (March 17, 1997) to November 30, 2003

==================================================================================================================================
                                              Capital Stock                              Deficit
                                        -------------------------                    Accumulated     Accumulated           Total
                                             Number                   Additional      During the           Other   Stockholders'
                                          of Common                      Paid in     Development   Comprehensive          Equity
                                             Shares        Amount        Capital           Stage          Income    (Deficiency)
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







L.O.M. MEDICAL INTERNATIONAL INC.
(A Development Stage Enterprise)

Consolidated Statements of Stockholders' Equity (Deficiency) and Comprehensive
Loss (continued)
$ United States

Period from inception (March 17, 1997) to November 30, 2003

==================================================================================================================================
                                              Capital Stock                              Deficit
                                        -------------------------                    Accumulated     Accumulated           Total
                                             Number                   Additional      During the           Other   Stockholders'
                                          of Common                      Paid in     Development   Comprehensive          Equity
                                             Shares        Amount        Capital           Stage          Income    (Deficiency)
----------------------------------------------------------------------------------------------------------------------------------

Common shares issued for cash
  on April 2, 2002 at $1.00                 10,000            10          9,990               -               -          10,000

Common shares issued for cash
  on April 24, 2002 at $3.25                   462             1          1,501               -               -           1,502

Comprehensive loss                               -             -              -      (1,051,699)              -      (1,051,699)
----------------------------------------------------------------------------------------------------------------------------------
                                         6,262,882         6,263      3,689,273      (3,934,228)         33,304        (205,388)

Shares rescinded and retained
  as treasury stock                        (81,231)          (81)      (217,266)              -               -        (217,347)

Shares repurchased and retained
  as treasury stock                         (3,205)           (3)        (7,848)              -               -          (7,851)

----------------------------------------------------------------------------------------------------------------------------------
Balance, May 31, 2002                    6,178,446    $    6,179    $ 3,464,159    $ (3,934,228)  $      33,304   $    (430,586)

Common shares issued on conversion
  on share subscriptions on
  August 30, 2002 at $3.25, net
  of share issue costs                      10,693            11         34,364               -               -          34,375

Common shares issued for cash on
  October 29, 2002 at $2.485                   165             -            410               -               -             410

Common shares issued for cash on
  October 29, 2002 at $2.61, net
  of share issue costs                      16,935            17         44,183               -               -          44,200

Common shares issued for cash on
  October 29, 2002 at $2.70, net
  of share issue costs                      14,923            15         40,275               -               -          40,290

Common shares issued for cash on
  October 29, 2002 at $3.25                    500             -          1,625               -               -           1,625

Common shares issued for cash on
  October 29, 2002 at $4.40                 14,546            15         63,985               -               -          64,000

Common shares issued for consulting
  services on October 29, 2002 at $3.09     23,827            24         73,636               -               -          73,660

Common shares issued for cash on
  February 28, 2003 at $3.25                11,630            12         37,786               -               -          37,798

Common shares issued for consulting
  services on February 28, 2003 at $3.25     4,638             5         15,069               -               -          15,074






L.O.M. MEDICAL INTERNATIONAL INC.
(A Development Stage Enterprise)

Consolidated Statements of Stockholders' Equity (Deficiency) and Comprehensive
Loss (continued)
$ United States

Period from inception (March 17, 1997) to November 30, 2003

==================================================================================================================================
                                              Capital Stock                              Deficit
                                        -------------------------                    Accumulated     Accumulated           Total
                                             Number                   Additional      During the           Other   Stockholders'
                                          of Common                      Paid in     Development   Comprehensive          Equity
                                             Shares        Amount        Capital           Stage          Income    (Deficiency)
----------------------------------------------------------------------------------------------------------------------------------

Common shares issued on
  February 28, 2003 at $2.00 upon
  conversion of convertible promissory
  note                                         323             -            646               -               -             646

Common shares issued for cash
  on May 20, 2003 at $3.25                   1,500             1          4,874               -               -           4,875

Common shares issued on
  May 20, 2003 at $2.00 upon
  conversion of convertible promissory
  note                                         324             -            647               -               -             647

Common shares issued for consulting
  services on May 20, 2003 at $3.25          1,000             1          3,249               -               -           3,250

Share rescission retracted (note 5(a))      32,363            32         58,981               -               -          59,013

Beneficial conversion option on
  convertible promissory notes (note 6)          -             -         45,400               -               -          45,400

Compensation cost of options issued
  for services (note 8 (b))                      -             -        191,450               -               -         191,450

Comprehensive loss:
  Loss                                           -             -              -      (1,047,278)              -      (1,047,278)
----------------------------------------------------------------------------------------------------------------------------------
Balance, May 31, 2003                    6,311,813    $    6,312    $ 4,080,739    $ (4,981,506)  $      33,304   $    (861,151)

Common shares issued for cash
  on November 5, 2003 at $3.25               9,977            10         32,415               -               -          32,425

Common shares issued for cash
  on November 5, 2003 at $2.50              19,394            19         48,466               -               -          48,485

Common shares issued for cash
  on November 5, 2003 at $2.20                 455             -          1,000               -               -           1,000

Common shares issued on
  November 5, 2003 at $2.00 upon
  conversion of convertible promissory
  note                                       6,325             6         12,644               -               -          12,650

Common shares issued for consulting
  services on November 5, 2003 at $3.25        500             1          1,624               -               -           1,625

Common shares issued for cash
  on November 13, 2003 at $3.25              2,360             2          7,668               -               -           7,670

Common shares issued on
  November 13, 2003 at $2.00 upon
  conversion of convertible promissory
  note                                      19,697            20         39,367               -               -          39,387







L.O.M. MEDICAL INTERNATIONAL INC.
(A Development Stage Enterprise)

Consolidated Statements of Stockholders' Equity (Deficiency) and Comprehensive
Loss (continued)
$ United States

Period from inception (March 17, 1997) to November 30, 2003

==================================================================================================================================
                                              Capital Stock                              Deficit
                                        -------------------------                    Accumulated     Accumulated           Total
                                             Number                   Additional      During the           Other   Stockholders'
                                          of Common                      Paid in     Development   Comprehensive          Equity
                                             Shares        Amount        Capital           Stage          Income    (Deficiency)
----------------------------------------------------------------------------------------------------------------------------------

Shares repurchased and retained
  as treasury stock                         (3,031)           (3)        (9,562)              -               -          (9,565)

Comprehensive loss:
  Loss                                           -             -              -        (404,803)              -        (404,803)
----------------------------------------------------------------------------------------------------------------------------------
Balance, November 30, 2003               6,367,490    $    6,367    $ 4,214,361    $ (5,386,309)  $      33,304   $  (1,132,277)
==================================================================================================================================

L.O.M. MEDICAL INTERNATIONAL INC.
(A Development Stage Enterprise)

Notes to Consolidated Financial Statements
$ United States

Six months ended November 30, 2003 and 2002
(Unaudited)
================================================================================

L.O.M. Medical International Inc. was incorporated on March 17, 1997 under the General Corporation Laws of Delaware. It conducts research and development on new products in the medical field including a retractable syringe. Operations effectively commenced on June 1, 1997.

1.   Significant accounting policies:
     --------------------------------

     a)   Going concern

          These financial statements have been prepared by management on the going concern basis in accordance with accounting principles generally accepted in the United States of America, which assumes the realization of assets and liquidation of liabilities and commitments in the normal course of business. As shown in the consolidated financial statements, to date, the Company has generated no revenues, has a working capital deficiency and has accumulated a deficit since inception of $5,386,309. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern is dependent on its ability to generate future profitable operations and receive continued financial support from its stockholders and other investors. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

          The financial information presented as at November 30, 2003, for the three months ended November 30, 2003 and 2002; for the six months ended November 30, 2003 and 2002; and for the period from inception (March 17, 1997) to November 30, 2003 is unaudited, however, in the opinion of management, all adjustments (consisting solely of normal recurring items) necessary for the fair presentation of these unaudited amounts in conformity with accounting principles generally accepted in the United States of America have been made. These unaudited interim consolidated financial statements should be read in conjunction with the annual consolidated financial statements for the year ended May 31, 2003 filed under Form 10-KSB.

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

L.O.M. MEDICAL INTERNATIONAL INC.
(A Development Stage Enterprise)

Notes to Consolidated Financial Statements
$ United States

Six months ended November 30, 2003 and 2002
(Unaudited)
================================================================================

2.   Contingent liability:
     ---------------------

     (a) Stockholders who acquired 99,933 of common stock from the Company prior to May 31, 2001 for aggregate proceeds of approximately $263,573, exercised their right of rescission during the year ended May 31, 2002. As of November 30, 2003 the Company has repaid $47,851 of the $263,573. The remaining $156,709 as at November 30, 2003 is unsecured and is included in accounts payable and accrued liabilities on the consolidated balance sheet. The Company does not have sufficient funds to repay this liability at this time.

          Treasury stock consists of the 99,933 shares of common stock originally acquired under the rescission order less 19,202 shares of common stock that was cancelled and 32,363 shares of common stock for which the rescission offer was retracted by the original purchaser plus 5,236 shares which were repurchased separately and are being held as treasury stock for total treasury stock of 53,604 shares.

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

3.   Convertible promissory notes:
     -----------------------------

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

     During the six months ended November 30, 2003, $48,951 of the convertible promissory notes plus accrued interest were converted into subscriptions for 25,198 common shares of the Company.

     ===========================================================================
     Convertible promissory notes                                      $ 10,000

     Unamortized discount related to the beneficial conversion option    (2,114)

     ---------------------------------------------------------------------------
                                                                       $  7,886
     ===========================================================================

L.O.M. MEDICAL INTERNATIONAL INC.
(A Development Stage Enterprise)

Notes to Consolidated Financial Statements
$ United States

Six months ended November 30, 2003 and 2002
(Unaudited)
================================================================================

4.   Share subscriptions:
     --------------------

     As at May 31, 2003, the Company had received share subscriptions for 11,337 common shares at $3.25 per share for net proceeds of $36,845, 19,394 common shares at $2.50 per share for net proceeds of $48,485, 455 common shares at $2.20 per share for net proceeds of $1,000, 500 common shares in exchange for services received prior to May 31, 2003 having a value of $1,625, as well as 6,325 shares at a price of $2.00 per share upon receipt of a notice of conversion for a convertible promissory note plus interest of $12,650. During the six months ended November 30, 2003, the Company received additional share subscriptions for 16,269 common shares at $3.25 per share for net proceeds of $52,874 as well as 5,501 shares at a price of $2.00 upon receipt of a notice of conversion for a convertible promissory note plus interest of $10,999. All subscription proceeds were received by the Company prior to November 30, 2003 and were issued subsequent to November 30, 2003.

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

Our Development
---------------

L.O.M. Medical International Inc. was incorporated in the State of Delaware on March 17, 1997. Our executive offices are located at #3-1482 Springfield Road, Kelowna, B.C., Canada, V1Y 5V3. Our telephone number is 250.762.7552.

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

Our engineering personnel are continuing the additional patenting of the L.O.M. retractable syringe. We are ensuring that patents correctly protect every detail pertaining to the Syringe. The detailed patenting will also include the retraction technology, and any other medical device that incorporates the retraction technology.

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

The Company has begun design plans for an assembly line to produce the Syringe in commercial quantities. Management and a consulting engineer are jointly developing the plan. The safety syringes assembly system features high-speed flexible assembly and packaging technology. High cavitation molds have been designed and quoted. Theses molds will produce the required volume of parts to accommodate the assembly machines. The Company is also contemplating injector moulding machines, sterilization units, packaging equipment and other components that comprise the planned assembly line. Such plans are contingent upon the availability of funding. There can be no assurance that the Company will be able to access sufficient or suitable funding to complete its plans.

During the next 12 months we anticipate increasing our staff as the pre-production of the Syringe moves forward. Dr. Simon Wood has agreed to supervise our research and development department. Currently, he bills us on an hourly basis for work completed. There is no written contract with him at this time. We have employed Kevin Conway as the Vice President of Engineering. Mr. Conway is responsible of all engineering including the design, engineering, and modeling of the retractable syringe.

We are not currently producing commercial quantities of products or currently supplying any services to any third parties. No assurance can be given that we will, on a timely basis, be able to make the transition from manufacturing testing quantities of the Syringe to commercial production quantities successfully or be able to arrange for contract manufacturing.

We anticipate subcontracting the first two years of commercial production of the Syringe. At the end of the second year of production, we anticipate engaging in significant discussions regarding the potential for the construction of our own production facility. We recognize that the construction of a production facility will be contingent upon us having reached our projected sales, profits, and financing requirements.

On  November  6,  2003,  Frost & Sullivan  presented  its 2003  Medical  Devices
Industry Innovation & Advancement of the Year Award to L.O.M. Medical International Inc. Frost & Sullivan presents this award to L.O.M. for pioneering the Gas Cell technology for retractable syringes.

On December 3, 2003, ISIPS, the International Sharps Injury Prevention Society, presented a Sharps Injury Prevention Honorable Mention Award to John Klippenstein of L.O.M. Medical International Inc. The ISIPS award recognizes L.O.M.'s efforts to prevent sharps injuries through the development of the retractable syringe.

The Blood Collection System
---------------------------

We have incorporated the retraction technology into blood collection kits. The L.O.M. blood collection kit includes the holder, retractable needle, gas cell, and the retraction technology. The Company has also designed a winged blood collection retractable needle. The L.O.M. blood collection tubes complement both of these systems.

By utilizing either of these two systems, the user is able to deliver exceptional patient care without compromising personal safety. The use of the L.O.M. blood collection system requires very little training as it looks and feels like conventional systems and only requires the retraction technology to be easily activated after the collection is complete. In both systems, the needle retracts completely into the unit and is locked while the user is completely protected from potential needle stick injuries.

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

The management's report on our November 30, 2003 consolidated financial statements includes a paragraph explaining that we have generated no revenues, have a working capital deficiency and accumulated a deficit since inception of $5,386,309 which are factors, among others, that raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Competition and Sales Channels
------------------------------

Several companies compete with us in the syringe market and there are a few competitors in the safety syringe market. Most competitors are substantially larger and possess greater financial resources than we do. Our future success, however, relies on achieving superior product development by greater concentration on the needs of the market and faster response to evolving customer requirements. There can be no assurance, however, that competitors will not develop products superior to our products or achieve greater market acceptance due to marketing, sales channels or other factors.

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

Liquidity and Capital Resources
-------------------------------

We believe we have raised enough capital to allow us to meet our financial obligations for a period of at least one month from November 30, 2003, not including our current obligations, aggregating $156,709 under the British Columbia Security Commission rescission offer. However, this one-month forecast is a forward-looking statement that involves risks and uncertainties. Actual results could differ significantly as a result of these uncertainties as the forecast assumes on-going support from creditors, including the obligations under the rescission offer, and shareholders.

We had cash resources of $629 at November 30, 2003. At May 31, 2003, we had cash resources of $7,642. On November 30, 2003, total current assets of were $77,215 and total current liabilities were $832,642. At November 30, 2003, total current liabilities exceeded total current assets by $755,427. At May 31, 2003, total current assets were $98,859 and total current liabilities were $563,323. At May 31, 2003, total current liabilities exceeded total current assets by $464,464. Cash constitutes our current internal sources of liquidity. Because we are not generating any revenues from the sale or licensing of our products, our only external source of liquidity is the sale of our capital stock.

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

The consolidated financial statements have been prepared on the going concern basis, which assumes the realization of assets and liquidation of liabilities in the normal course of operations. If the Company were not to continue as a going concern, it would likely not be able to realize on its assets at values comparable to the carrying value or the fair value estimates reflected in the balances set out in the preparation of the consolidated financial statements. As described elsewhere in this report, at November 30, 2003 there are certain conditions that currently exist which raise substantial doubt about the validity of this assumption. While the Company anticipates raising additional funding through future profitable operations and the sale of share subscriptions to remove the substantial doubt, these funds are not assured. Failure to raise additional funds may result in the Company curtailing operations or writing assets and liabilities down to liquidation values, or both.

Results of Operations
---------------------

We have not yet realized any revenues from operations. The loss from March 17, 1997 (inception) to November 30, 2003, was $5,386,309. The loss for the 6-month period ended November 30, 2003, was $404,803 compared to a loss of $339,991 for the 6-month period ended November 30, 2002. Such losses were primarily the result of product development and operational expenditures.

During the 6-month period ending November 30, 2003, we have paid $97,052 with regards to developing the Syringe and the Blood Collection units, compared to $50,233 incurred during the 6-months ending November 30, 2002. The increase compared to the prior comparable period is a result of increased expenditures required to develop the pre-production syringe samples. General and administrative expenses for the 6-month period ending November 30, 2003 was $307,752, compared to $290,270 incurred during the 6-months ending November 30, 2002.

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

Within the 90 days prior to the date of this report, the Company's Chief Executive Officer and Chief Financial Officer, with the participation of other members of management, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14 of the Securities Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective in connection with the filing of this Quarterly Report on Form 10-QSB for the quarter ended November 30, 2003.

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

                                     Part II
                                     -------


Item 1.  Legal Proceedings
--------------------------

Litigation Involving Our Subsidiary.
------------------------------------

None.

British Columbia Securities Commission.
---------------------------------------

During the year ended May 31, 2002, the Company engaged in discussions with staff of the British Columbia Securities Commission (the "BCSC") concerning the distribution of the Company's common stock to certain residents of British Columbia. Staff of the BCSC took the position that the distribution of certain shares may not have, in all circumstances, satisfied the prospectus exemption requirements under the Securities Act (British Columbia). In order to resolve the concerns of staff of the BCSC, the Company agreed to make an offer of rescission (the "Rescission Offer") to purchasers of its common stock residing in British Columbia. Stockholders who acquired 99,933 common shares from the Company for aggregate proceeds of $263,573 exercised their right of rescission. As of November 30, 2003, the Company has repaid $47,851 of the $263,573. In addition, during the year ended May 31, 2003, 32,363 shares were retracted from the rescission offer by the original purchaser, resulting in a decrease in liability of $59,013. These shares were returned to the shareholder and removed from treasury stock. The remaining payable balance of $156,709 is included in accounts payable and accrued liabilities on the consolidated balance sheet. The Company does not have sufficient funds to repay this liability at this time.

As of November 30, 2003, six shareholders, not entitled to the rescission offer, holding 6,236 common shares with a cost of $17,416, requested that the Company accept the return of their shares. The Company accepted the return of the shares and repaid the original subscription price of $1,000 to one shareholder and has recorded a liability of $16,416, which is included in accounts payable and accrued liabilities for the other five shareholders. All of these shares are held as treasury stock as at November 30, 2003.

The Company and John Klippenstein appeared in a hearing before the BCSC on December 3, 2003 to respond to various allegations and the status of the rescission offer (note 2(a)). Possible implications of the hearing, if the ruling is not in favour of John Klippenstein and the Company, include Mr. Klippenstein and the Company being banned from trading securities in British Columbia, Mr. Klippenstein being banned from being a director or engaging in investor relations activities and the payment of penalties, fines and the costs of the hearing. The Company and John Klippenstein dispute the validity of the allegations, consulted legal counsel, and intend to vigorously defend themselves against the allegations. The outcome of these matters cannot be determined at this time.

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

Stock Options.
--------------

Our Board of Directors has adopted a stock option plan ("Stock Option Plan"). The Stock Option Plan is designed to retain qualified and competent officers, employees and directors of the Company. Our Board of Directors, or a committee thereof, shall administer the Stock Option Plan and is authorized, in its sole and absolute discretion, to grant options to all of our eligible employees, officers and directors (whether or not employed by us). During the year ended

May 31, 2001, 340,417 and during the nine month period ended February 28, 2003, 359,833 stock options were granted in accordance with the Stock Option Plan. Under SFAS 123, compensation cost of $486,719 has been recorded for those options issued to consultants to November 30, 2003. Options granted pursuant to the Stock Option Plan will be exercisable within the period specified in the respective stock option agreements. Options granted under the Stock Option Plan will not be exercisable after the expiration of ten (10) years from the date of grant for shareholders with less than 10% ownership and five (5) years for shareholders with 10% or more share ownership.

Share Issuances.
----------------

During the three months ended November 30, 2003, 12,837 common shares were issued at $3.25 per shares, 19,394 common shares were issued at $2.50, and 455 common shares were issued at $2.20. All 32,686 common shares are issued pursuant to Regulation S. During the three months ended November 30, 2003, 26,022 common shares were issued pursuant to Regulation S at a purchase price of $2.00 per share on conversion of convertible promissory notes.


Item 3.  Default Upon Senior Securities
---------------------------------------

None.


Item 4.  Submission of Matters to Vote of Security Holders
----------------------------------------------------------

None.


Item 5.  Other Information
--------------------------

This quarterly reporting, including consolidated financial statements for November 30, 2003 and the management's report, have not been reviewed by the auditors' of the Company. The auditors' of the Company are currently performing a review and the Company will file an amendment to the November 30, 2003 10-QSB filing once the review is complete.


Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

Effective September 5, 2003, the Board of Directors appointed Mr. Anthony Hawkshaw as a Director. Effective September 5, 2003, the Board of Directors appointed Mrs. Maria Klippenstein as a Director. Effective September 5, 2003, the Board of Director's appointed Mr. Lionel Matthews as a Director. Effective October 8, 2003, the Board of Director's appointed Mr. Darren McGregor as a Director. Effective December 19, 2003, Mr. Lionel Matthews resigned as a member of the Board of Directors.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:   January 14, 2004                     L.O.M. Medical International, Inc.


                                         By:  /s/ John Klippenstein
                                              ----------------------------------
                                              John Klippenstein
                                         Its: President


                                         By:  /s/ Tanya Sedlacek
                                              ----------------------------------
                                              Tanya Sedlacek
                                         Its: Chief Financial Officer