Form 10QSB
period 2004-02-29
L O M MEDICAL INTERNATIONAL INC
filed 2004-04-14
CIK 1065502

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
                                   -----------


(MARK ONE)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED FEBRUARY 29, 2004

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


                       #3-1482 Springfield Road, Kelowna,
                        British Columbia, Canada V1Y 5V3
                        --------------------------------
                    (Address of principal executive offices)

                                  250.762.7552
                                  ------------
                (Issuer's Telephone Number, including Area Code)



                              Thomas E. Stepp, Jr.
                                 Stepp Law Group
                          32 Executive Park, Suite 105
                          Irvine, California 92614-6742
                             Telephone: 949.660.9700
                             Facsimile: 949.660.9010
                             -----------------------
            (Name, Address and Telephone Number of Agent for Service)


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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date. As of February 29, 2004, there were 6,369,627 shares of the issuer's $.001 par value common stock issued and outstanding.

                                     PART I
                                     ------

SPECIAL NOTE REGARDING INDEPENDENT ACCOUNTANTS REVIEW
-----------------------------------------------------
The Company's independent accountants, KPMG LLP, have not performed any review procedures at the time of filing this quarterly report on Form 10-QSB for the three and nine months period ended February 29, 2004, as required under Item 310(b) of Regulation S-B.


Item 1.  Financial Statements
-----------------------------










                        Consolidated Financial Statements of


                        L.O.M. MEDICAL INTERNATIONAL INC.
                        ---------------------------------

                        (A Development Stage Enterprise)

                        Three and nine month periods ended February 29, 2004

                        (Unaudited)

L.O.M. MEDICAL INTERNATIONAL INC.
---------------------------------
(A Development Stage Enterprise)

Consolidated Balance Sheets
$ United States

February 29, 2004 and May 31, 2003

================================================================================================================
                                                                                February 29,             May 31,
                                                                                        2004                2003
                                                                                 (Unaudited)
----------------------------------------------------------------------------------------------------------------

Assets

Current assets:
     Cash and cash equivalents                                              $         3,595     $         7,642
     Amounts receivable                                                               8,026              16,418
     Prepaid expenses                                                                71,026              71,799
     -----------------------------------------------------------------------------------------------------------
                                                                                     82,647              98,859

Deposits                                                                             11,251              11,117

Property, plant and equipment                                                        13,802              17,270

----------------------------------------------------------------------------------------------------------------
                                                                            $       107,700     $       124,246
================================================================================================================

Liabilities and Stockholders' Deficiency

Current liabilities:
     Accounts payable and accrued liabilities (note 4)                      $     1,068,687     $       516,837
     Convertible promissory notes (note 2)                                            7,886              46,486
----------------------------------------------------------------------------------------------------------------
                                                                                  1,076,573             563,323

Minority interest (note 5)                                                          325,338             321,469


Share subscriptions (note 3)                                                         63,873             100,605

Stockholders' deficiency:
     Capital stock
       5,000,000     preferred shares with a par value of $0.001 per
                     share authorized
       50,000,000    common shares with a par value of $0.001 per
                     share authorized, 6,369,627 issued
                     (May 31, 2003 - 6,311,813 issued), net of treasury
                     stock of 51,467 (May 31, 2003 - 51,073)                          6,369               6,312
     Additional paid-in capital                                                   4,221,304           4,080,739
     Deficit accumulated during the development stage                            (5,619,061)         (4,981,506)
     Accumulated other comprehensive income                                          33,304              33,304
----------------------------------------------------------------------------------------------------------------
                                                                                (1,358,084)            (861,151)
Going concern (note 1 (a))
----------------------------------------------------------------------------------------------------------------
                                                                            $       107,700     $       124,246
================================================================================================================

See accompanying notes to consolidated financial statements

L.O.M. MEDICAL INTERNATIONAL INC.
---------------------------------
(A Development Stage Enterprise)

Consolidated Statements of Loss
$ United States

Nine months ended February 29, 2004 and February 28, 2003 and period from inception (March 17, 1997) to February 29, 2004
(Unaudited)

==============================================================================================================
                                                    From inception    Nine months ended,    Nine months ended,
                                                  (March 17, 1997)          February 29,          February 28,
                                              to February 29, 2004                  2004                  2003
--------------------------------------------------------------------------------------------------------------

Expenses:
     General and administration                   $     4,160,582       $       455,637       $       646,342
     Research and development                           1,581,300               181,921                75,556
     ---------------------------------------------------------------------------------------------------------
                                                        5,741,882               637,558               721,898

--------------------------------------------------------------------------------------------------------------
Loss from operations                                   (5,741,882)             (637,558)             (721,898)

Other income:
     Interest income                                      122,821                     3                   567

--------------------------------------------------------------------------------------------------------------
Loss                                               $   (5,619,061)       $     (637,555)      $      (721,331)
==============================================================================================================


Weighted average number of common shares,
   basic and diluted                                    5,327,147             6,334,227             6,226,941

Loss per share, basic and diluted                   $       (1.05)      $         (0.10)      $         (0.12)
==============================================================================================================

See accompanying notes to consolidated financial statements

L.O.M. MEDICAL INTERNATIONAL INC.
---------------------------------
(A Development Stage Enterprise)

Consolidated Statements of Loss
$ United States

Three months ended February 29, 2004 and February 28, 2003
(Unaudited)

===============================================================================
                                                        2004               2003
-------------------------------------------------------------------------------

Expenses:
     General and administration             $       147,885    $       356,072
     Research and development                        84,869             25,323
     --------------------------------------------------------------------------
                                                    232,752            381,395

-------------------------------------------------------------------------------
Loss from operations                               (232,752)          (381,395)

Other income:
     Interest income                                      -                 55

-------------------------------------------------------------------------------
Net loss                                    $      (232,752)   $      (381,340)
===============================================================================


Weighted average number of common shares,
   basic and diluted                              6,368,030          6,281,523

Loss per common share, basic and diluted    $         (0.04)   $         (0.06)
===============================================================================

See accompanying notes to consolidated financial statements

L.O.M. MEDICAL INTERNATIONAL INC.
---------------------------------
(A Development Stage Enterprise)

Consolidated Statements of Cash Flows
$ United States

Nine months ended February 29, 2004 and February 28, 2003 and period from inception (March 17, 1997) to February 29, 2004
(Unaudited)

===============================================================================================================================

                                                                                                    Nine months ended,
                                                                      From inception       ------------------------------------
                                                                   (March 17, 1997)            February 29,        February 28,
                                                                 to February 29, 2004                  2004                2003
-------------------------------------------------------------------------------------------------------------------------------

Cash flows provided by (used in):

Operating activities:
   Loss for the period                                               $    (5,619,061)      $      (637,555)    $      (721,331)

   Items not involving cash
     Amortization                                                            105,019                 3,468              12,132
     Amortization of discount on convertible promissory notes                 43,286                10,351               8,974
     Gain on sale of fixed assets                                             (2,659)                    -                   -
     Write down of product rights and patent costs                           374,128                     -                   -
     Subscription for common shares for consulting services                   44,375                42,750               3,250
     Common shares issued for consulting services                            109,584                     -              88,734
     Compensation cost of stock options issued for services                  486,719                     -             191,450
     Foreign exchange loss (gain) on redeemable preferred shares              23,610                 3,868               7,837
     Write-down of advances and deposits                                     168,680                     -                   -
     Common shares issued in lieu of cash payment of
       Interest on convertible promissory notes                                1,690                 1,435                   -

   Changes in non-cash working capital
     Amounts receivable                                                       (8,026)                8,392               6,620
     Prepaid expenses                                                        (71,026)                  773              (6,250)
     Accounts payable and accrued liabilities                                902,508               550,856              28,190
     --------------------------------------------------------------------------------------------------------------------------
                                                                          (3,441,173)              (15,662)           (380,394)
Financing activities:
     Issuance of capital stock                                             2,746,747                     -             188,323
     Issuance of convertible debentures                                       72,639                     -              66,639
     Common shares rescinded or repurchased                                  (48,851)               (1,625)                  -
     Proceeds from subscriptions for shares                                1,009,423                13,374               4,875
     --------------------------------------------------------------------------------------------------------------------------
                                                                           3,779,958                11,749             259,837
Investing activities:
     Deposits                                                               (179,931)                 (134)                  -
     Proceeds on disposition of property, plant and equipment                  6,189                     -                   -
     Acquisition of property, plant and equipment                           (104,352)                    -                   -
     Acquisition of product rights                                           (90,577)                    -                   -
     --------------------------------------------------------------------------------------------------------------------------
                                                                            (368,671)                 (134)                  -

Effects of change in exchange rates on cash                                   33,481                     -                   -
-------------------------------------------------------------------------------------------------------------------------------
Increase (decrease) in cash                                                    3,595                (4,047)           (120,557)

Cash, beginning of period                                                          -                 7,642             142,114
-------------------------------------------------------------------------------------------------------------------------------
Cash, end of period                                                  $         3,595       $         3,595     $        21,557
===============================================================================================================================










L.O.M. MEDICAL INTERNATIONAL INC.
---------------------------------
(A Development Stage Enterprise)

Consolidated Statements of Cash Flows (continued)
$ United States

Nine months ended February 29, 2004 and February 28, 2003 and period from inception (March 17, 1997) to February 29, 2004
(Unaudited)

===============================================================================================================================

Supplementary information
   Interest paid                                                     $             -       $             -     $             -
   Income taxes paid                                                               -                     -                   -
Non-cash financing and investing activities
   Issuance of redeemable preferred shares for product rights                309,677                     -                   -
   Common shares issued for conversion of share subscriptions              1,010,324               100,605              34,375
   Common shares issued for consulting services                              109,584                     -              73,659
   Common shares rescinded and cancelled                                      47,851                 1,625                   -
   Subscriptions for common shares for consulting services                    44,375                42,450                   -
   Common shares issued upon conversion of convertible promissory
     notes and accrued interest                                                1,293                     -                   -
   Subscriptions for common shares upon conversion of convertible
     promissory notes and accrued interest                                    63,036                50,386                   -
   Compensation cost of stock options issued for services                    486,719                     -                   -
   Unpaid amount related to rescinded shares (note 4)                        149,763                (8,570)            (11,390)
   Unpaid amount related to returned shares                                   16,416                 9,565                   -
===============================================================================================================================

See accompanying notes to consolidated financial statements

L.O.M. MEDICAL INTERNATIONAL INC.
---------------------------------
(A Development Stage Enterprise)

Consolidated Statements of Cash Flows
$ United States

Three months ended February 29, 2004 and February 28, 2003
(Unaudited)

==========================================================================================================

                                                                              Three months ended,
                                                                      ------------------------------------
                                                                          February 29,        February 28,
                                                                                  2004                2003
----------------------------------------------------------------------------------------------------------

Cash flows provided by (used in):

Operating activities:
   Loss for the period                                                $      (232,752)    $      (381,340)

   Items not involving cash
     Amortization                                                               1,156               4,044
     Amortization of discount on convertible promissory notes                       -               8,974
     Gain on sale of fixed assets                                                   -                   -
     Write down of product rights and patent costs                                  -                   -
     Subscription for common shares for consulting services                         -             (70,409)
     Common shares issued for consulting services                                   -              88,734
     Compensation cost of stock options issued for services                         -             191,450
     Foreign exchange loss (gain) on redeemable preferred shares              (14,345)             14,822
     Write-down of advances and deposits                                            -                   -
     Common shares issued in lieu of cash payment of
       Interest on convertible promissory notes                                     -                   -

   Changes in non-cash working capital
     Amounts receivable                                                        (3,297)             (3,115)
     Prepaid expenses                                                             831              (6,250)
     Accounts payable and accrued liabilities                                 250,877              (9,602)
     -----------------------------------------------------------------------------------------------------
                                                                                2,470            (162,692)
Financing activities:
     Issuance of capital stock                                                      -             188,323
     Issuance of convertible debentures                                             -              66,639
     Common shares rescinded or repurchased                                         -                   -
     Proceeds from subscriptions for shares                                         -            (145,650)
     -----------------------------------------------------------------------------------------------------
                                                                                    -             109,312
Investing activities:
     Deposits                                                                     496                   -
     Proceeds on disposition of property, plant and equipment                       -                   -
     Acquisition of property, plant and equipment                                   -                   -
     Acquisition of product rights                                                  -                   -
     -----------------------------------------------------------------------------------------------------
                                                                                  496                   -

Effects of change in exchange rates on cash                                         -                   -
----------------------------------------------------------------------------------------------------------
Increase (decrease) in cash                                                     2,966             (53,380)

Cash, beginning of period                                                         629              74,937
----------------------------------------------------------------------------------------------------------
Cash, end of period                                                   $         3,595     $        21,557
==========================================================================================================










L.O.M. MEDICAL INTERNATIONAL INC.
---------------------------------
(A Development Stage Enterprise)

Consolidated Statements of Cash Flows (continued)
$ United States

Three months ended February 29, 2004 and February 28, 2003
(Unaudited)

==========================================================================================================

Supplementary information
   Interest paid                                                      $             -     $             -
   Income taxes paid                                                                -                   -
Non-cash financing and investing activities
   Issuance of redeemable preferred shares for product rights                       -                   -
   Common shares issued for conversion of share subscriptions                       -                   -
   Common shares issued for consulting services                                     -                   -
   Common shares rescinded and cancelled                                            -                   -
   Subscriptions for common shares for consulting services                          -                   -
   Common shares issued upon conversion of convertible promissory
     notes and accrued interest                                                     -                   -
   Subscriptions for common shares upon conversion of convertible
     promissory notes and accrued interest                                          -                   -
   Compensation cost of stock options issued for services                           -                   -
   Unpaid amount related to rescinded shares (note 4)                          (6,945)                  -
   Unpaid amount related to returned shares                                         -                   -
==========================================================================================================

See accompanying notes to consolidated financial statements

L.O.M. MEDICAL INTERNATIONAL INC.
---------------------------------
(A Development Stage Enterprise)

Consolidated Statement of Stockholders' Equity (Deficiency) and Comprehensive
Loss
$ United States

Period from inception (March 17, 1997) to February 29, 2004

=================================================================================================================================
                                              Capital Stock                              Deficit
                                       ---------------------------                   Accumulated     Accumulated            Total
                                             Number                    Additional     During the           Other    Stockholders'
                                          of Common                       Paid in    Development   Comprehensive           Equity
                                             Shares         Amount        Capital          Stage          Income     (Deficiency)
---------------------------------------------------------------------------------------------------------------------------------

Common shares issued on incorporation            3    $         1    $         -    $         -     $         -     $          1

Comprehensive income (loss):
  Loss                                           -              -              -       (138,272)              -         (138,272)
  Foreign currency translation                   -              -              -              -          13,582           13,582
---------------------------------------------------------------------------------------------------------------------------------
Comprehensive loss                                                                                                      (124,690)

---------------------------------------------------------------------------------------------------------------------------------
Balance, May 31, 1997                            3              1              -       (138,272)         13,582         (124,689)

Common shares issued to founders
  and others at $0.001                   4,210,090          4,210              -              -               -            4,210

Common shares issued at $1.00
  net of share issue costs                 668,154            668        469,887              -               -          470,555

Common shares issued at $1.00 on
  conversion of share subscriptions        605,000            605        604,395              -               -          605,000

Comprehensive income (loss):
  Loss                                           -              -              -       (293,239)              -         (293,239)
  Foreign currency translation                   -              -              -              -          (7,294)          (7,294)
---------------------------------------------------------------------------------------------------------------------------------
Comprehensive loss                                                                                                      (300,533)

---------------------------------------------------------------------------------------------------------------------------------
Balance, May 31, 1998                    5,483,247          5,484      1,074,282       (431,511)          6,288          654,543

Common shares issued on
  November 30, 1998 at $3.25
  net of share issue costs                  36,300             36         96,726              -               -           96,762

Comprehensive income (loss):
  Loss                                           -              -              -       (726,055)              -         (726,055)
  Foreign currency translation                   -              -              -              -          17,038           17,038
---------------------------------------------------------------------------------------------------------------------------------
Comprehensive loss                                                                                                      (709,017)

---------------------------------------------------------------------------------------------------------------------------------
Balance, May 31, 1999                    5,519,547          5,520      1,171,008     (1,157,566)         23,326           42,288

Common shares issued on
  April 17, 2000 at $3.25
  net of share issue costs                 307,610            308        967,335              -               -          967,643

Common shares issued on
  May 10, 2000 at $3.25 on
  conversion of share
  subscriptions                             19,302             19         62,712              -               -           62,731

Comprehensive income (loss):
  Loss                                           -              -              -       (508,835)              -         (508,835)
  Foreign currency translation                   -              -              -              -           9,978            9,978
---------------------------------------------------------------------------------------------------------------------------------
Comprehensive loss                                                                                                      (498,857)

---------------------------------------------------------------------------------------------------------------------------------
Balance, May 31, 2000                    5,846,459    $     5,847    $ 2,201,055    $(1,666,401)    $    33,304     $     573,805
---------------------------------------------------------------------------------------------------------------------------------





L.O.M. MEDICAL INTERNATIONAL INC.
---------------------------------
(A Development Stage Enterprise)

Consolidated Statements of Stockholders' Equity (Deficiency) and Comprehensive
Loss (continued)
$ United States

Period from inception (March 17, 1997) to February 29, 2004

=================================================================================================================================
                                              Capital Stock                              Deficit
                                       ---------------------------                   Accumulated     Accumulated            Total
                                             Number                    Additional     During the           Other    Stockholders'
                                          of Common                       Paid in    Development   Comprehensive           Equity
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






L.O.M. MEDICAL INTERNATIONAL INC.
---------------------------------
(A Development Stage Enterprise)

Consolidated Statements of Stockholders' Equity (Deficiency) and Comprehensive
Loss (continued)
$ United States

Period from inception (March 17, 1997) to February 29, 2004

=================================================================================================================================
                                              Capital Stock                              Deficit
                                       ---------------------------                   Accumulated     Accumulated            Total
                                             Number                    Additional     During the           Other    Stockholders'
                                          of Common                       Paid in    Development   Comprehensive           Equity
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






L.O.M. MEDICAL INTERNATIONAL INC.
---------------------------------
(A Development Stage Enterprise)

Consolidated Statements of Stockholders' Equity (Deficiency) and Comprehensive
Loss (continued)
$ United States

Period from inception (March 17, 1997) to February 29, 2004

=================================================================================================================================
                                              Capital Stock                              Deficit
                                       ---------------------------                   Accumulated     Accumulated            Total
                                             Number                    Additional     During the           Other    Stockholders'
                                          of Common                       Paid in    Development   Comprehensive           Equity
                                             Shares         Amount        Capital          Stage          Income     (Deficiency)
---------------------------------------------------------------------------------------------------------------------------------

Common shares issued on
  February 28, 2003 at $2.00 upon
  conversion of convertible
  promissory note                              323              -            646              -               -              646

Common shares issued for cash
  on May 20, 2003 at $3.25                   1,500              1          4,874              -               -            4,875

Common shares issued on
  May 20, 2003 at $2.00 upon
  conversion of convertible
  promissory note                              324              -            647              -               -              647

Common shares issued for consulting
  services on May 20, 2003 at $3.25          1,000              1          3,249              -               -            3,250

Share rescission retracted (note 4)         32,363             32         58,981              -               -           59,013

Beneficial conversion option on
  convertible promissory note
  (note 2)                                       -              -         45,400              -               -           45,400

Compensation cost of options issued
  for services                                   -              -        191,450              -               -          191,450

Comprehensive loss:
  Loss                                           -              -              -     (1,047,278)              -       (1,047,278)
---------------------------------------------------------------------------------------------------------------------------------
Balance, May 31, 2003                    6,311,813    $     6,312    $ 4,080,739    $(4,981,506)    $    33,304     $   (861,151)

Common shares issued for cash
  on November 5, 2003 at $3.25               9,977             10         32,415              -               -           32,425

Common shares issued for cash
  on November 5, 2003 at $2.50              19,394             19         48,466              -               -           48,485

Common shares issued for cash
  on November 5, 2003 at $2.20                 455              -          1,000              -               -            1,000

Common shares issued on
  November 5, 2003 at $2.00 upon
  conversion of convertible
  promissory note                            6,325              6         12,644              -               -           12,650

Common shares issued for consulting
  services on November 5, 2003 at
  $3.25                                        500              1          1,624              -               -            1,625

Common shares issued for cash
  on November 13, 2003 at $3.25              2,360              2          7,668              -               -            7,670

Common shares issued on
  November 13, 2003 at $2.00 upon
  conversion of convertible
  promissory note                           19,697             20         39,367              -               -           39,387






L.O.M. MEDICAL INTERNATIONAL INC.
---------------------------------
(A Development Stage Enterprise)

Consolidated Statements of Stockholders' Equity (Deficiency) and Comprehensive
Loss (continued)
$ United States

Period from inception (March 17, 1997) to February 29, 2004

=================================================================================================================================
                                              Capital Stock                              Deficit
                                       ---------------------------                   Accumulated     Accumulated            Total
                                             Number                    Additional     During the           Other    Stockholders'
                                          of Common                       Paid in    Development   Comprehensive           Equity
                                             Shares         Amount        Capital          Stage          Income     (Deficiency)
---------------------------------------------------------------------------------------------------------------------------------

Share rescission retracted (note 4)          2,137              2          6,943              -               -            6,945

Shares repurchased and retained
  as treasury stock                         (3,031)            (3)        (9,562)             -               -           (9,565)

Comprehensive loss:
  Loss                                           -              -              -       (637,555)              -         (637,555)
---------------------------------------------------------------------------------------------------------------------------------
Balance, February 29, 2004               6,369,627    $     6,369    $ 4,221,304    $(5,619,061)    $    33,304     $ (1,358,084)
=================================================================================================================================

L.O.M. MEDICAL INTERNATIONAL INC.
---------------------------------
(A Development Stage Enterprise)

Notes to Consolidated Financial Statements
$ United States

Three month and nine month periods ended February 29, 2004 and February 28, 2003 (Unaudited)
================================================================================


L.O.M. Medical International Inc. ("LOM") or the ("Company"), was incorporated on March 17, 1997 under the General Corporation Laws of Delaware. It conducts research and development on new products in the medical field including a retractable syringe. Operations effectively commenced on June 1, 1997.

1.   Significant accounting policies:
-------------------------------------

     a)   Going concern

          These financial statements have been prepared by management on the going concern basis in accordance with accounting principles generally accepted in the United States of America, which assumes the realization of assets and liquidation of liabilities and commitments in the normal course of business. As shown in the consolidated financial statements, to date, the Company has generated no revenues, has a working capital deficiency and has accumulated a deficit since inception of $5,619,061. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern is dependent on its ability to generate future profitable operations and receive continued financial support from its stockholders and other investors. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

          In the short-term, management's plans involve obtaining additional funding from stockholders in the form of advances or additional share subscriptions to support continued operations. In the longer term, management's plans include realizing profitable operations from future sales of the retractable syringe. There can be no assurance that a market will develop for the retractable syringe or that additional advances or share financings will be available. Failure to obtain adequate financing to continue current development activities will cause the Company to curtail operations.

     b)   Basis of presentation

          The consolidated financial statements include the accounts of the Company and its 96% owned subsidiary. All significant inter-company balances and transactions have been eliminated.

          The financial information presented as at February 29, 2004, for the three months ended February 29, 2004 and February 28, 2002; for the nine months ended February 29, 2004 and February 28, 2002; and for the period from inception (March 17, 1997) to February 29, 2004 is unaudited, however, in the opinion of management, all adjustments (consisting solely of normal recurring items) necessary for the fair presentation of these unaudited accounts in conformity with accounting principles generally accepted in the United States of America have been made. These unaudited interim consolidated financial statements should be read in conjunction with the audited annual consolidated financial statements for the year ended May 31, 2003 filed under Form 10-KSB.

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

L.O.M. MEDICAL INTERNATIONAL INC.
---------------------------------
(A Development Stage Enterprise)

Notes to Consolidated Financial Statements
$ United States

Three month and nine month periods ended February 29, 2004 and February 28, 2003 (Unaudited)
================================================================================


2.   Convertible promissory notes:
----------------------------------

     During the year ended May 31, 2003, the Company issued convertible promissory notes for aggregate cash proceeds of $72,639. The convertible promissory notes bear interest at 7.25%, are unsecured and are due June 30, 2003. The original principal of the notes is convertible to common shares at $2.00 per share. Accrued and unpaid interest on the notes was not originally convertible to common shares, however subsequent to the issuance of the notes the Company and note holders agreed to convert any accrued and unpaid interest at the conversion date at $2.00 per share.

     A deemed discount existed at the date of issue of the convertible promissory notes due to a beneficial conversion option, as the notes were convertible into common shares at a price that was less than the estimated fair value of the common shares at the date of issuance. Accordingly, a deemed discount relating to the beneficial conversion option of $45,400 was recorded and was amortized over the period from the issuance date to the maturity date of June 30, 2003 in accordance with issue 6 of EITF 00-27.

     During the nine months ended February 29, 2004, $48,951 of the convertible promissory notes plus accrued interest were converted into subscriptions for 25,198 common shares of the Company.

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
     ===========================================================================


3.   Share subscriptions:
-------------------------

     As at May 31, 2003, the Company had received share subscriptions for 11,337 common shares at $3.25 per share for net proceeds of $36,845, 19,394 common shares at $2.50 per share for net proceeds of $48,485, 455 common shares at $2.20 per share for net proceeds of $1,000, 500 common shares in exchange for services received prior to May 31, 2003 having a value of $1,625, as well as 6,325 shares at a price of $2.00 per share upon receipt of a notice of conversion for a convertible promissory note plus interest of $12,650. During the nine months ended February 29, 2004, the Company received additional share subscriptions for 16,269 common shares at $3.25 per share for net proceeds of $52,874 as well as 5,501 shares at a price of $2.00 upon receipt of a notice of conversion for a convertible promissory note plus interest of $10,999. All subscription proceeds were received by the Company prior to February 29, 2004 and were issued subsequent to February 29, 2004.

L.O.M. MEDICAL INTERNATIONAL INC.
---------------------------------
(A Development Stage Enterprise)

Notes to Consolidated Financial Statements
$ United States

Three month and nine month periods ended February 29, 2004 and February 28, 2003 (Unaudited)
================================================================================


4.   Accounts Payable:
----------------------

     Included in the accounts payable and accrued liabilities amount of $1,068,687 is $656,301 due to Directors, Officers, and Shareholders for advances made to the Company, $166,179 is a result of outstanding rescissions and share repurchases, and the remaining amount of $246,207 consists of general accounts payablea.

     Stockholders who acquired 99,933 of common stock from the Company prior to May 31, 2001 for aggregate proceeds of approximately $263,573, exercised their right of rescission during the year ended May 31, 2002. Subsequently, eleven shareholders holding 34,500 shares, valued at approximately $65,959 had cancelled there right to rescind their shares leaving an outstanding obligation of 65,433 shares valued at approximately $197,614. As of February 29, 2004 the Company had repaid 19,202 shares valued at $47,851 of the $263,573 therefore resulting in a net outstanding obligation of 46,231 shares valued at $149,763. The remaining $149,763 as at February 29, 2004 is unsecured and is included in accounts payable and accrued liabilities on the consolidated balance sheet. The Company does not have sufficient funds to repay this liability at this time.

     Treasury stock consists of the 99,933 shares of common stock originally acquired under the rescission order less 19,202 shares of common stock that was cancelled and 34,500 shares of common stock for which the rescission offer was retracted by the original purchaser plus 5,236 shares which were repurchased separately and are being held as treasury stock for total treasury stock of 51,467 shares.

     a Included in the $656,301 amount, $206,333 is subject to a promissory note, which is unsecured, due on demand, bears no interest and has no scheduled repayment terms and $449,968 is a result of accrued wages. Included in the $166,179 amount, $149,763 is a result of the outstanding rescission obligation and $16,416 is a result of outstanding share repurchases. Included in the $246,207 amount, is an amount payable to a consultant aggregating $89,172. Management is disputing the validity of this amount. Any additional costs or recoveries to the Company in respect of these disputes will be recorded in the period in which the matters are settled.


5.   Minority interest:
-----------------------

     The Company's subsidiary has redeemable preferred shares outstanding as follows:

     ======================================================================================================
                                                                                      2004           2003
     ------------------------------------------------------------------------------------------------------

     Issued:
     4,000 Class C preferred shares with a par value of $100 Cdn redeemable at
     $110.16 Cdn per share at the option of the holder. Each share is entitled to a fixed non-cumulative dividend at the rate of 9% per annum payable as
     determined by the Directors of the Company.                                   325,338        321,469

Item 2.  Management's Discussion and Analysis or Plan of Operation
------------------------------------------------------------------

THE DISCLOSURE AND ANALYSIS IN THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS OF MANAGEMENT ("FORWARD-LOOKING STATEMENTS") INCLUDING, WITHOUT LIMITATION, FORWARD-LOOKING STATEMENTS REGARDING EXPECTATIONS, BELIEFS, INTENTIONS AND FUTURE STRATEGIES. FORWARD-LOOKING STATEMENTS ARE STATEMENTS THAT ESTIMATE THE HAPPENING OF FUTURE EVENTS AND ARE NOT BASED ON HISTORICAL FACTS. FORWARD-LOOKING STATEMENTS MAY BE IDENTIFIED BY THE USE OF FORWARD-LOOKING TERMINOLOGY, SUCH AS "COULD", "MAY", "WILL", "EXPECT", "SHALL", "ESTIMATE", "ANTICIPATE", "PROBABLE", "POSSIBLE", "SHOULD", "CONTINUE", "INTEND" OR SIMILAR TERMS, VARIATIONS OF THOSE TERMS OR THE NEGATIVE OF THOSE TERMS. THE FORWARD-LOOKING STATEMENTS SPECIFIED IN THIS QUARTERLY REPORT FOR THE 10-QSB HAVE BEEN COMPILED BY MANAGEMENT ON THE BASIS OF ASSUMPTIONS MADE BY MANAGEMENT AND CONSIDERED BY MANAGEMENT TO BE REASONABLE. THE COMPANY'S FUTURE OPERATING RESULTS, HOWEVER, ARE IMPOSSIBLE TO PREDICT AND NO REPRESENTATION, GUARANTY, OR WARRANTY IS TO BE INFERRED FROM THOSE FORWARD-LOOKING STATEMENTS.

THE ASSUMPTIONS USED FOR PURPOSES OF THE FORWARD-LOOKING STATEMENTS REPRESENT ESTIMATES OF FUTURE EVENTS AND ARE SUBJECT TO UNCERTAINTY AS TO POSSIBLE CHANGES IN ECONOMIC, LEGISLATIVE, INDUSTRY, AND OTHER CIRCUMSTANCES. AS A RESULT, THE IDENTIFICATION AND INTERPRETATION OF DATA AND OTHER INFORMATION AND THEIR USE IN DEVELOPING AND SELECTING ASSUMPTIONS FROM AND AMONG REASONABLE ALTERNATIVES REQUIRE THE EXERCISE OF JUDGMENT. TO THE EXTENT THAT THE ASSUMED EVENTS DO NOT OCCUR, THE OUTCOME MAY VARY SUBSTANTIALLY FROM ANTICIPATED OR PROJECTED RESULTS, AND, ACCORDINGLY, NO OPINION IS EXPRESSED ON THE ACHIEVABILITY OF THOSE FORWARD-LOOKING STATEMENTS. NO ASSURANCE CAN BE GIVEN THAT ANY OF THE ASSUMPTIONS RELATING TO THE FORWARD-LOOKING STATEMENTS SPECIFIED IN THIS REPORT ARE ACCURATE, AND MANAGEMENT ASSUMES NO OBLIGATION TO UPDATE ANY SUCH FORWARD-LOOKING STATEMENTS.

The Development
---------------

L.O.M. Medical International Inc. ("L.O.M.") or the ("Company"), was incorporated in the State of Delaware on March 17, 1997. The Company's executive offices are located at #3-1482 Springfield Road, Kelowna, B.C., Canada, V1Y 5V3. The Company's telephone number is 250.762.7552.

For purposes of clarification, all dollar amounts specified in this Quarterly Report on Form 10-QSB are in the currency of the United States. Anytime the symbol "CDN" is used, it refers to the currency of Canada.

The Business
------------

L.O.M. was incorporated for the purpose of researching and developing health care products. The Company's goal is to become an innovator and provider of a retractable syringe ("Syringe") and related products and technologies to the health care market. L.O.M. has successfully patented and licensed products in the United States and under the Patent Cooperation Treaty has filed for patents in over 65 countries. The Company plans to develop new and improved products and provide the health care industry with better, safer products throughout the world.

The Retractable Syringe
-----------------------

Management believes the Syringe will change standard disposal methods for used syringes. The Syringe has been developed to function as a standard hypodermic syringe, which management believes is safer to the caregiver or health care worker. Management believes that the Syringe's unique design will allow health care providers to avoid direct contact with used needles. The Syringe is covered by United States Patent No. 5,868,713, dated February 9, 1999.

Once the needle of the Syringe is injected, the user simply has to press the plunger top gently with his or her thumb to automatically retract the needle into its own sealed chamber where it remains locked in place and cannot be reused. Unlike other safety syringes, the plunger remains inside the barrel of the syringe and requires no hand manipulation. Management plans to produce the Syringe in standard industry sizes from 1cc to 20cc.

Management intends to promote the Syringe as a safer and less risk-oriented instrument for hospital staff and health care workers. The Company is optimistic that doctors, nurses, and other health care workers will recognize and appreciate the safety features of the Syringe because of its ease of "use-and-disposal" and its unique "contaminate-prevention" characteristics. L.O.M. has no contracts to sell the Syringe and there are no guarantees that any such contracts will be entered into.

It is anticipated that the products and technologies that L.O.M. develops will be offered to distributors on a worldwide basis, with an initial emphasis in Canada and the United States.

Management interacts with a network of scientific advisors within the industry, including members of academic institutions, as well as potential customers. At this time, relationships with scientific advisors and academic institutions are limited to advisory relationships. The Company has no contracts for testing the Syringe with teaching universities and there is a risk that such testing arrangements may not occur.

L.O.M. engineering personnel are continuing the additional patenting of the L.O.M. retractable syringe to ensure that patents correctly protect every detail pertaining to the Syringe. Detailed patenting will also include the retraction technology and any other medical device that incorporates the retraction technology.

Additional testing and refining of the 3cc syringe have led to additional enhancements to the Syringe. These enhancements have led to the reduction of the length, and the reduced complexity of the various parts. Initially, this task was to eliminate any dead space in the Syringe. This proved to be successful as well as enhanced performance of the retraction process. It also simplifies manufacturing and reduces production costs. The Syringe now has the same length and diameter as a conventional syringe, which is a desirable marketing feature. The production molds will be modified for these size changes. The designs of the ..5cc, 1cc, 1.5cc, 5cc and the 10cc are ready for prototyping. The final design enhancements of the 3cc syringe have been incorporated into the 1cc design. Since the 1cc is considerably smaller than the 3cc, engineering and production tolerances are much tighter. The additional engineering during computer modeling of component sizing should ensure that the 1cc syringe performs as well as the 3cc. The extensive designs of the syringe components have utilized the shared parts between all sizes and combined the number of parts on a single unit, which should minimize overall production costs.

The Company has completed design plans for an assembly line to produce the Syringe in commercial quantities. Management and third party manufacturing companies have developed the plan. The safety syringes assembly system features high-speed flexible assembly and packaging technology. High cavitation molds have been designed and quoted. These molds will produce the required volume of parts to accommodate the assembly machines. The Company is also investigating injector moulding machines, sterilization units, packaging equipment and other components that comprise the planned assembly line. Development of such plans is contingent upon the availability of funding. There can be no assurance that the Company will be able to access sufficient or suitable funding to complete its plans.

L.O.M. is not producing commercial quantities of products or currently supplying any services to third parties. No assurance can be given that the Company will, on a timely basis, be able to successfully make the transition from manufacturing testing quantities of the Syringe to commercial production quantities or be able to arrange for contract manufacturing.

Management anticipates subcontracting the first two or three years of commercial production of the Syringe during which studies will be undertaken to evaluate the potential for the construction of L.O.M.'s own production facility.

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

The Blood Collection System
---------------------------

The Company has incorporated the retraction technology into blood collection kits. The L.O.M. blood collection kit includes the holder, retractable needle, gas cell, and the retraction technology. The Company has also designed a winged blood collection retractable needle. The L.O.M. blood collection tubes complement both of these systems.

By utilizing either of these two systems, the user is able to deliver patient care and reduce risks to their personal safety. The use of the L.O.M. blood collection system requires very little training as it looks and feels like conventional systems and only requires the retraction technology to be activated after the collection is complete. In both systems, the needle retracts completely into the unit and is locked while the user is protected from potential needle stick injuries.

Patents for the L.O.M. blood collection kits are currently being filed. The Company expects to commence the prototyping phase shortly.

The Eye Care System
-------------------

L.O.M. invented and developed an insertion and storage device for contact lenses (the "Eye Care System"), which is a method of handling and inserting contact lenses.

The Company has produced 33,000 units of the Eye Care System, which will be used for demonstrations. As such, Management has not inventoried the units and has expensed them in the financial statements. L.O.M. has the ability to subcontract out the production of commercial quantities of the eye care products but at this time no market has developed.

L.O.M. has FDA approval to market its line of eye care products in the United States and for the necessary Canadian approval to market eye-care products in Canada. Management is reviewing various contracts with third parties to market the Eye Care System in Canada and the United States.

Management plans to focus its activities over the next twelve months on the production and introduction of the Syringe. When that is finalized, management will implement the marketing plan for the Eye Care System products.

Genetic Patents
---------------

Management is negotiating licensing agreements with the owners of various patents on genetic vectors. As of May 31, 2003, the Company had advanced $54,680 to the patent owners. Given the uncertainty regarding the future recoverability of these advances they were written off in the Company's 2002 financial year.

Business of the Company's Subsidiary
------------------------------------

There has been no activity in the subsidiary this quarter. For the foreseeable future the subsidiary will be inactive.

Future Capital Requirements
---------------------------

The Company requires additional cash to implement its business strategies, including cash for payment of operating expenses and discharging existing obligations and commitments. No assurance can be given that L.O.M. will have access to the capital markets in the future, or that financing will be available on acceptable terms to satisfy cash requirements necessary to implement the business strategies. The inability to access the capital markets or obtain acceptable financing would have a material adverse effect on the Company's results of operations and financial condition.

The Company's forecast of the period of time during which its financial resources will be adequate to support operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary as a result of a number of factors.

The Company will have to raise additional capital or shareholder advances during the next three months in order to develop, promote, produce and distribute the proposed products as well as satisfy existing obligations. Such additional capital may be raised through additional public or private financings, as well as borrowings and other resources. To the extent that additional capital is raised through the sale of equity or equity-related securities, the issuance of such securities could result in dilution of the stockholders.

There can be no assurance that additional funding will be available on favorable terms, if at all. If adequate funds are not available within the next three months, L.O.M. will be required to curtail operations significantly or to obtain funds through entering into arrangements with collaborative partners or others that may require the Company to relinquish rights of certain products that the Company would not otherwise relinquish.

The management's report on the February 29, 2004 consolidated financial statements includes a paragraph explaining that the Company has generated no revenues, has a working capital deficiency and accumulated a deficit since inception of $5,619,061 which are factors, among others, that raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Business Risks
--------------

L.O.M. is exposed to a variety of business risks, some of which are inherent to all competitive commercial enterprises, and others that are specific to the medical products industry. Management will continue to endeavor to limit all specific risk factors by utilizing operating and financial strategies.

Financial Risks
---------------

The Company's business plans are aggressive in nature. Expansion will consume valuable working capital and result in significant demand for cash from operations during the next few quarters. Management expects that existing capital resources and contributions from profits will not be sufficient to fund business plans as represented without receiving additional funds from external sources.

Business Cycles and Risks of Cost Overruns
------------------------------------------

The sale of the Company's products and implementation its business plans require reasonable market acceptance. Failure to secure reasonable market acceptance would have adverse effects on the Company's business, results of operations and its financial condition.

Fluctuations in Financial Results
---------------------------------

The Company's operating results will fluctuate, depending on factors such as the demand for products, the size and timing of contracts, new products and enhancements, price competition, changes in operating expenses and personnel and general economic factors. Therefore, actual financial results may vary significantly from those projected.

Third-Party Claims for Infringement
-----------------------------------

Management is not aware that any of the Company's products infringe on the proprietary rights of third parties. There can be no assurance, however, that third parties will not claim such infringements with respect to current or future products. Any such claims, with or without merit, could be time consuming, result in costly litigation, or cause product development or shipment delays. Any of the foregoing would have adverse affects on the Company's business, results or financial condition.

Dependence of Single Product Line
---------------------------------

Concentrations of sales in a single product line for the medical health industry represents a substantial risk, should market conditions deteriorate or product acceptance not be realized.

Foreign Currency
----------------

L.O.M.'s business plans are primarily focused on sales within the United States and subsequently to worldwide markets; therefore, L.O.M. will be subject to the risk of foreign currency fluctuations.

Competition and Sales Channels
------------------------------

Several companies compete with L.O.M. in the syringe market and there are a few competitors in the safety syringe market. Most competitors are substantially larger and possess greater financial resources than the Company. L.O.M.'s future success relies on delivering a superior product. There can be no assurance that competitors will not develop products superior to L.O.M.'s products or achieve greater market acceptance due to marketing, sales channels or other factors.

Dependence on Large Distributors
--------------------------------

L.O.M. will rely in part on business partners for the distribution of products. This includes a few large distributors in the United States. The Company may be adversely affected by negative business cycles or events experienced by these distributors. Such events would result in a short or long term reduction in revenue.

Human Resource Risks and Growth
-------------------------------

The Company's success is largely dependent on the performance of its key employees. Failure to attract and retain key employees with necessary skills could have an adverse impact upon growth and profitability. Management anticipates that business will increase rapidly during the next three years. This increase will result in substantial growth in the number of employees, the scope of operating and financial systems and the geographic area of operations resulting in increased responsibilities for both existing and new management personnel. The ability to support the projected growth of business will be dependent upon having highly trained personnel in place to conduct pre-sales activities, product implementation and other customer support services. Future operating results will depend on the ability of key managers and employees to continue to implement and improve operational, customer support and financial systems. There can be no assurance that the Company will be able to manage any future expansion successfully. If possible future expansion is not successfully managed the results of operations and financial condition would be adversely affected.

Production and Quality Control
------------------------------

The manufacturing of products involves a number of steps and requires compliance with stringent quality control specifications imposed by various regulators. The Company may not be able to replace manufacturing capacity quickly if its use was restricted as a result of a fire, natural disaster (including earthquake), equipment failure or other difficulty, or if such facilities are deemed not compliant with various regulators' requirements and non-compliance could not be quickly rectified. The inability or reduced capacity to manufacture or have manufactured any of L.O.M.'s products would have a material adverse effect on the business and results of operations.

Government Standards and Regulations
------------------------------------

The Company's products will be subject to numerous foreign government standards and regulations that are continually being amended. Although L.O.M. will endeavor to satisfy foreign technical and regulatory standards, there can be no assurance that the Company's products will comply with foreign government standards and regulations, or changes thereto, or that it will be cost effective to redesign products to comply with such standards or regulations. L.O.M.'s inability to design or redesign products to comply with foreign standards would have a material adverse effect on the Company's business, financial condition and results of operations.

Product Liability Risk
----------------------

The Company's business will expose it to potential product liability risks that are inherent in the testing, manufacturing, and marketing of medical products. The Company does not have product liability insurance, and there can be no assurance that it will be able to obtain or maintain such insurance on acceptable terms or, if obtained, that such insurance will provide adequate coverage against potential liabilities.

The Company faces an inherent business risk of exposure to product liability and other claims, in the event that the development or use of its technology or products is alleged to have resulted in adverse effects. That risk exists even with respect to those products that are manufactured in licensed and regulated facilities or that otherwise possess regulatory approval for commercial sale. There can be no assurance that the Company will avoid significant product liability exposure. There can be no assurance that insurance will be available in the future on commercially reasonable terms, or at all, or that such insurance will be adequate to pay potential product liability claims or that a loss of insurance or the assertion of a product liability claim or claims would not materially adversely affect the business, financial condition and results of operations.

Although L.O.M. has taken, and will continue to take, what it believes are appropriate precautions, there can be no assurance that the Company will avoid significant liability exposure. An inability to obtain product liability insurance at acceptable cost or to otherwise protect against potential product liability claims could prevent or inhibit the commercialization the Company's products. A product liability claim would have a material adverse effect on the Company's business, financial condition and results of operations.

Liquidity and Capital Resources
-------------------------------

Management believes it has raised enough capital to allow the Company to meet its financial obligations for a period of at least one month from February 29, 2004, not including the current obligations, aggregating $149,763 under the British Columbia Security Commission rescission offer. However, this one-month forecast is a forward-looking statement that involves risks and uncertainties. Actual results could differ significantly as a result of these uncertainties as the forecast assumes on-going support from creditors, including the obligations under the rescission offer, and shareholders.

The Company had cash resources of $3,595 at February 29, 2004. At May 31, 2003, the Company had cash resources of $7,642. On February 29, 2004, total current assets of were $82,647 and total current liabilities were $1,076,573. At February 29, 2004, total current liabilities exceeded total current assets by $993,926. At May 31, 2003, total current assets were $98,859 and total current liabilities were $563,323. At May 31, 2003, total current liabilities exceeded total current assets by $464,464. Cash constitutes the Company's current internal sources of liquidity. Because L.O.M. is not generating any revenues from the sale or licensing of its products, the only external source of liquidity is the sale of the Company's capital stock or continued support from shareholder advances.

Management's plans include creating profitable operations from future sales of the retractable syringe as well as additional funding from stockholders in the form of additional share subscriptions or advances. There can be no assurance that a market will develop for the retractable syringe or that additional share financings or advances will be available or legally permissible. Failure to obtain adequate financing will cause the Company to curtail operations.

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

The consolidated financial statements have been prepared on the going concern basis, which assumes the realization of assets and liquidation of liabilities in the normal course of operations. If the Company were not to continue as a going concern, it would likely not be able to realize on its assets at values comparable to the carrying value or the fair value estimates reflected in the balances set out in the preparation of the consolidated financial statements. As described elsewhere in this report, at February 29, 2004 there are certain conditions that currently exist which raise substantial doubt about the validity of this assumption. While the Company anticipates raising additional funding through future profitable operations, the sale of share subscriptions and shareholder advances to remove the substantial doubt, these funds are not assured. Failure to raise additional funds may result in the Company curtailing operations or writing assets and liabilities down to liquidation values, or both.

Results of Operations
---------------------

The Company has not realized any revenues from operations. The loss from March 17, 1997 (inception) to February 29, 2004, was $5,619,061. The loss for the 9-month period ended February 29, 2004, was $637,555 compared to a loss of $721,331 for the 9-month period ended February 28, 2003. Such losses were primarily the result of product development and operating expenditures.

During the 9-month period ending February 29, 2004, the Company has paid $181,921 with regards to developing the Syringe and the Blood Collection units, compared to $75,556 incurred during the 9-months ending February 28, 2003. The increase compared to the prior comparable period is a result of increased expenditures required to develop the pre-production syringe samples. General and administrative expenses for the 9-month period ending February 29, 2004 was $455,637, compared to $646,342 incurred during the 9-months ending February 28, 2003. The decrease compared to the prior comparable period is a result of closing the office located at 580 - 885 Dunsmuir St., Vancouver, BC.

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

Within the 90 days prior to the date of this report, the Company's Chief Executive Officer and Chief Financial Officer, with the participation of other members of management, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14 of the Securities Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective in connection with the filing of this Quarterly Report on Form 10-QSB for the quarter ended February 29, 2004.

There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of the most recent evaluation, including any significant deficiencies and material weaknesses of internal controls that would require corrective action.

                                     Part II
                                     -------


Item 1.  Legal Proceedings
--------------------------

Litigation Involving the Company's Subsidiary.
----------------------------------------------

None.

British Columbia Securities Commission.
---------------------------------------

During the year ended May 31, 2002, the Company engaged in discussions with staff of the British Columbia Securities Commission (the "BCSC") concerning the distribution of the Company's common stock to certain residents of British Columbia. Staff of the BCSC took the position that the distribution of certain shares may not have, in all circumstances, satisfied the prospectus exemption requirements under the Securities Act (British Columbia). In order to resolve the concerns of staff of the BCSC, the Company agreed to make an offer of rescission (the "Rescission Offer") to purchasers of its common stock residing in British Columbia. Stockholders who acquired 99,933 common shares from the Company for aggregate proceeds of $263,573 exercised their right of rescission. As of February 29, 2004, the Company has repaid $47,851 of the $263,573. In addition, as of February 29, 2004, 34,500 shares were retracted from the rescission offer by the original purchaser, resulting in a decrease in liability of $65,958. These shares were returned to the shareholder and removed from treasury stock. The remaining payable balance of $149,764 is included in accounts payable and accrued liabilities on the consolidated balance sheet. The Company does not have sufficient funds to repay this liability at this time.

As of February 29, 2004, six shareholders, not entitled to the rescission offer, holding 6,236 common shares with a cost of $17,416, requested that the Company accept the return of their shares. The Company accepted the return of the shares and repaid the original subscription price of $1,000 to one shareholder and has recorded a liability of $16,416, which is included in accounts payable and accrued liabilities for the remaining five shareholders. All of these shares are held as treasury stock as at February 29, 2004.

The BCSC has held a hearing on April 5, 2004 to determine whether it is in the public interest to make orders under the Act against L.O.M. and John Klippenstein. Possible implications of the hearing, if the ruling is not in favour of John Klippenstein and the Company, include Mr. Klippenstein and the Company being banned from trading securities in British Columbia, Mr. Klippenstein being banned from engaging in investor relations activities and the payment of penalties, fines and the costs of the hearing. The outcome of these matters cannot be determined at this time.

There are no other security issues pending against the Company.


Item 2.  Changes in Securities
------------------------------

Warrants.
---------

The Company has offered to all shareholders of record at June 30, 2001, one warrant for every 2 shares held by each shareholder. Each warrant entitles the holder of such warrant to purchase one share of the Company's common stock for $5.00 per share. Each warrant expires 90 days after the first transaction regarding the Company's common stock on a public market.

Stock Options.
--------------

The Board of Directors adopted a stock option plan ("Stock Option Plan"). The Stock Option Plan is designed to retain qualified and competent officers, employees and directors of the Company. The Board of Directors, or a committee thereof, shall administer the Stock Option Plan and is authorized, in its sole and absolute discretion, to grant options to all eligible employees, officers and directors. During the year ended May 31, 2001, 340,417 and during the nine month period ended February 28, 2003, 359,833 stock options were granted in accordance with the Stock Option Plan. Under SFAS 123, compensation cost of $486,719 has been recorded for those options issued to consultants to February 29, 2004. Options granted pursuant to the Stock Option Plan will be exercisable within the period specified in the respective stock option agreements. Options granted under the Stock Option Plan will not be exercisable after the expiration of ten (10) years from the date of grant for shareholders.

Share Issuances.
----------------

None.


Item 3.  Default Upon Senior Securities
---------------------------------------

None.


Item 4.  Submission of Matters to Vote of Security Holders
----------------------------------------------------------

None.


Item 5.  Other Information
--------------------------

This quarterly reporting, including consolidated financial statements for February 29, 2004 and the management's report, have not been reviewed by the auditors' of the Company.


Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

Effective January 20, 2004, Mr. Anthony Hawkshaw succeeded Mr. John Klippenstein as President of L.O.M. Medical International Inc. On February 6, 2004, L.O.M.'s Board of Directors appointed Mr. Patrick D'hondt as a Director. Effective March 5, 2004, Mr. Anthony Hawkshaw succeeded Mr. John Klippenstein as Chief Executive Officer of L.O.M. Medical International Inc. Effective March 5, 2004, Mr. John Klippenstein resigned as a member of the Board of Directors and the Chief Executive Officer of L.O.M. Medical International Inc. Effective March 12, 2004 Mrs. Maria Klippenstein resigned as a member of the Board of Directors of L.O.M. Medical International Inc. Effective March 15, 2004, Mr. Darren McGregor resigned as a member of the Board of Directors of L.O.M. Medical International Inc. Effective March 15, 2004 Mr. Patrick D'hondt resigned as a member of the Board of Directors of L.O.M. Medical International Inc.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:   April 14, 2004                     L.O.M. Medical International, Inc.


                                            By:   /s/ Anthony Hawkshaw
                                                  ------------------------------
                                                  Anthony Hawkshaw
                                            Its:  President & C.E.O.


                                            By:   /s/ Tanya Sedlacek
                                                  ------------------------------
                                                  Tanya Sedlacek
                                            Its:  Chief Financial Officer